Form 10-K
period 2006-12-31
Structured Asset Securities CORP Mortgage Loan Trust 2006-BC5
filed 2007-04-02
CIK 1381126

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the transition period from                   to



       Commission file number:  333-133985-36

       Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC5 (exact name of issuing entity as specified in its charter)

       Structured Asset Securities Corporation (depositor)
       (exact name of the Registrant as specified in its charter)

       Lehman Brothers Holdings Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                           74-2440850
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



  745 Seventh Avenue, 7th Floor
   New York, NY                               10019
  (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: (212) 526-7000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


        None


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



           ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            None.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See item 15 exhibits (33) and (34)

    The 1122 statements for Option One Mortgage Corporation has disclosed the following instance of material noncompliance with the servicing criteria 1122(d)(1)(iv) applicable to the Company during the year ended December 31, 2006. With respect to requirements in the transaction agreements to maintain fidelity bond insurance in an amount that would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.

    The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

    Although each servicing criterion required by Item 1122(d) of Regulation
    AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', Countrywide Home Loans Servicing Inc, and Option One Mortgage Corporation, Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer's Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See item 15 exhibit (35)




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Trust Agreement dated as of November 1, 2006, among Structured Asset Securities Corporation, as Depositor, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, Risk Management Group, LLC, as Credit Risk Manager, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).


   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) Deutsche Bank National Trust Company, as Custodian <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC <F1>
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One
         Mortgage Corporation <F1>
      f) LaSalle Bank, National Association, as Custodian <F1>
      g) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      j) Risk Management Group, LLC, as Credit Risk Manager <F1>
      k) U.S. Bank, National Association, as Custodian <F1>
      l) Wells Fargo Bank, N.A., as Servicer <F1>
      m) Wells Fargo Bank, N.A., as Master Servicer <F1>
      n) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      o) Wells Fargo Bank, N.A., as Paying Agent <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F1>
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation <F1>
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) Deutsche Bank National Trust Company, as Custodian <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC <F1>
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One
         Mortgage Corporation <F1>
      f) LaSalle Bank, National Association, as Custodian <F1>
      g) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      j) Risk Management Group, LLC, as Credit Risk Manager <F1>
      k) U.S. Bank, National Association, as Custodian <F1>
      l) Wells Fargo Bank, N.A., as Servicer <F1>
      m) Wells Fargo Bank, N.A., as Master Servicer <F1>
      n) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      o) Wells Fargo Bank, N.A., as Paying Agent <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F1>
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation <F1>
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Servicer <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      l) Wells Fargo Bank, N.A., as Servicer <F1>
      m) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC5 (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Scott Runkles
    Scott Runkles, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4) Trust Agreement dated as of November 1, 2006, among Structured Asset Securities Corporation, as Depositor, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, Risk Management Group, LLC, as Credit Risk Manager, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 15, 2006).


   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Servicer
      b) Countrywide Home Loans Servicing LP, as Servicer
      c) Deutsche Bank National Trust Company, as Custodian
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation
      f) LaSalle Bank, National Association, as Custodian
      g) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
      h) Option One Mortgage Corporation, as Servicer
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Risk Management Group, LLC, as Credit Risk Manager
      k) U.S. Bank, National Association, as Custodian
      l) Wells Fargo Bank, N.A., as Servicer
      m) Wells Fargo Bank, N.A., as Master Servicer
      n) Wells Fargo Bank, N.A., as Securities Administrator
      o) Wells Fargo Bank, N.A., as Paying Agent
      p) Wells Fargo Bank, N.A., as Custodian
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Servicer
      b) Countrywide Home Loans Servicing LP, as Servicer
      c) Deutsche Bank National Trust Company, as Custodian
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Aurora
         Loan Services, LLC
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation
      f) LaSalle Bank, National Association, as Custodian
      g) Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
      h) Option One Mortgage Corporation, as Servicer
      i) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      j) Risk Management Group, LLC, as Credit Risk Manager
      k) U.S. Bank, National Association, as Custodian
      l) Wells Fargo Bank, N.A., as Servicer
      m) Wells Fargo Bank, N.A., as Master Servicer
      n) Wells Fargo Bank, N.A., as Securities Administrator
      o) Wells Fargo Bank, N.A., as Paying Agent
      p) Wells Fargo Bank, N.A., as Custodian
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage Corporation
      r) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Servicer
      b) Countrywide Home Loans Servicing LP, as Servicer
      h) Option One Mortgage Corporation, as Servicer
      l) Wells Fargo Bank, N.A., as Servicer
      m) Wells Fargo Bank, N.A., as Master Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Scott Runkles, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC4 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Aurora Loan Services LLC, as Servicer, Countrywide Home Loans Servicing LP, as Servicer, Option One Mortgage Corporation, as Servicer, HomEq Servicing Corporation, Chase Home Finanace as Sub-Servicer, JP Morgan Chase Bank
     N.A. as Named Servicer, and Risk Management Group, LLC, as Credit Risk Manager.


     Dated:    March 30, 2007

     /s/ Scott Runkles
     Signature

     Vice President
     Title



EX-33 (a)
logo) AURORA LOAN SERVICES
A Lehman Brothers Company

Certification Regarding Compliance with Applicable Servicing Criteria

1. Aurora Loan Services LLC ("Aurora"), a wholly-owned subsidiary of Lehman Brothers Bank, FSB is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Servicing Platform") include asset-backed securities transactions for which Aurora acted as servicer, closed on or after January 1, 2006 not sponsored by government sponsored enterprises or Government National Mortgage Association, for which the asset type is mortgage loans that (i) are primarily categorized by the servicing designations of conventional prime', 'conventional alt-a' and 'subprime' and (ii) do not receive the benefit of insurance by the Federal Housing Administration or guarantees from the United States Department of Veterans Affairs or the Rural Housing Service;

2. Aurora has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Aurora has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto with the exception of certain Vendors that have provided their own reports on assessment of compliance with the applicable servicing criteria.

3. Except as set forth in paragraph 4 below, Aurora used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Aurora based on the activities it performs, directly or through its Vendors, with respect to the Servicing Platform, as of December 31, 2006 and for the Reporting Period;

5. Aurora has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole;

6. Aurora has not identified and is not aware of any material instance of noncompliance by the Vendors for which Aurora has elected to take responsibility for assessing compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole.

7. Aurora has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole; and

8. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Aurora's assessment of compliance with the applicable servicing criteria for the Reporting Period.


March 13, 2007

Aurora Loan Services LLC

By: /s/ Terry Gentry
Name:   Terry Gentry
Title:  Managing Director, Loan Administration


1 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


APPENDIX A



                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

                        General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any         X
                 performance or other triggers and events of default in
                 accordance with the transaction agreement

1122(d)(1)(ii)   If any material servicing activities are outsourced to        X
                 third parties, policies and procedures are instituted
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to                                                            X
                 maintain a back-up servicer for the pool assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in         X
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the                X             X
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days of
                 receipt, or such other number of days specified in the
                 transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an          X
                 obligor or to an investor are made only by authorized
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,        X
                 cash flows or distributions, and any interest or other
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash        X
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained
                 (e.g., with respect to commingling of cash) as set
                 forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally           X
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with
                 respect to a foreign financial institution means a
                 foreign financial institution that meets the
                 requirements of Section 240.13k-1(b)(1) of this
                 chapter.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent              X
                 unauthorized access.



2 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for           X
                 all asset-backed securities related bank accounts,
                 including custodial accounts and related bank clearing
                 accounts. These reconciliations: (A) Are mathematically
                 accurate; (B) Are prepared within 30 calendar days
                 after the bank statement cutoff date, or such other
                 number of days specified in the transaction agreements;
                 (C) Are reviewed and approved by someone other than
                 the person who prepared the reconciliation; and (D)
                 Contain explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar days
                 of their original identification, or such other number
                 of days specified in the transaction agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with        X^1,2                                          X^1
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports: (A) Are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) Provide
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) Are filed
                 with the Commission as required by its rules and
                 regulations; and (D) Agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in        X^1
                 accordance with timeframes, distribution priority and
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two       X^2
                 business days to the servicer's investor records, or
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports        X^2
                 agree with cancelled checks, or other form of payment,
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as        X
                 required by the transaction agreements or related pool
                 asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as          X
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset         X
                 pool are made, reviewed and approved in accordance with
                 any conditions or requirements in the transaction
                 agreements.



3 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made          X             X
                 in accordance with the related pool asset documents
                 are posted to the applicable servicer's obligor records
                 maintained no more than two business days after receipt,
                 or such other number of days specified in the
                 transaction agreements, and allocated to principal,
                 interest or other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The servicer's records regarding the pool assets agree        X
                 with the servicer's records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an             X
                 obligor's pool asset (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance        X             X
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained         X
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,
                 and describe the entity's activities in monitoring
                 delinquent pool assets including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is deemed temporary (e.g., illness
                 or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for          X
                 pool assets with variable rates are computed based on
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such        X
                 as escrow accounts): (A) Such funds are analyzed, in
                 accordance with the obligor's pool asset documents, on
                 at least an annual basis, or such other period specified
                 in the transaction agreements; (B) Interest on such
                 funds is paid, or credited, to obligors in accordance
                 with applicable pool asset documents and state laws;
                 and (C) Such funds are returned to the obligor within
                 30 calendar days of full repayment of the related pool
                 asset, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or         X             X               X
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these dates,
                 or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment     X             X               X
                 to be made on behalf of an obligor are paid from the
                 servicer's funds and not charged to the obligor, unless
                 the late payment was due to the obligor's error or
                 omission.


4 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted         X                             X
                 within two business days to the obligor's records
                 maintained by the servicer, or such other number of
                 days specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectable accounts         X
                 are recognized and recorded in accordance with the
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified                                                        X
                 in Item 1114(a)(1) through (3) or Item 1115 of this
                 Regulation AB, is maintained as set forth in the
                 transaction agreements.




1 For criterion 1122(d)(3)(i)(C), Aurora did not perform the activity described in this criterion as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

2 Aurora is defining the "Investor" as the party to whom we report and remit under the applicable transaction agreement.


5 of 5





EX-33 (b)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (c)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (d)
REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1 22(d)(2)(vii)(13) of the CFR with respect to the Platform, Specifically, the Asserting Party did not prepare reconciliations for all asset-hacked securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.

By: First American Real Estate Solutions LLC
General Partner

/s/ Lucy A. Przybyla/
Lucy A. Przybyla
Senior Vice President
February 28, 2007





EX-33 (e)
(logo) FIS TAX SERVICES
A DIVISION OF FIDELITY NATIONAL INFORMATION SERVICES

FIS Tax Services
3100 New York Drive, Suite 100
Pasadena, CA 91107
tel:626.345.2010 * 866-457.4112
fax:626.398.5205

Management Compliance Statement

Management of FIS Tax Services (FIS) and formerly known as LSI Tax Services, is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and
Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform.

FIS' management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. FIS has determined the following servicing criteria in paragraph (d)(4) of Item 1122 are applicable to the activities it performed with respect to the Platform:

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements, made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, FIS has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended 2006.

To the best of my knowledge and belief, based on such assessment, FIS has fulfilled all of its applicable obligations throughout the reporting period.



/s/ Darryl A. DeBond
Darryl A. DeBond
Executive Vice President

January 22, 2007





EX-33 (f)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (g)


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Newport Management Corporation (the "Asserting Party") provides this assessment of compliance with respect to its performance of functions for the Applicable Servicing Criteria, as specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission, in regards to the loans selected in the Servicing Platform for the following Period:

Servicing Platform: Pools of loans, underlying publicly-issued residential mortgage-backed securities that were issued on or after January 1, 2006 by Aurora Loan Services, LLC ("Servicer"), on which escrow payments were disbursed in 2006, specifically Item 1122(d)(4)(xi), only as it relates to the "Applicable Servicing Criteria" described below, and as disclosed by the Servicer to the Asserting Party (collectively, "Eligible Loans", as identified in Schedule A).

Period: As of and for the year ended December 31, 2006.

Applicable Servicing Criteria: the servicing criteria which applies to the functions performed by the Asserting Party is set forth in Section 229.1122(d)(4)(xi) ("Applicable Servicing Criteria"). With respect to the Applicable Servicing Criteria, the Asserting Party performs the following limited functions:
1. Processes the obligor's hazard insurance information it receives and provides the Servicer with the applicable hazard insurance effective date, payment amount, and payee (collectively, "Insurance Information");
2. Provides the Insurance Information to the Servicer no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information.
3. Disburses escrowed insurance payments to insurance carriers on or before the applicable expiration date.

With respect to the Servicing Platform, and with respect to the Period, the Asserting Party provides the following assessment of its compliance in respect of the Applicable Servicing Criteria (as defined above):

1. The Asserting Party is responsible for assessing its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

2. The Asserting Party has assessed its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Asserting Party was in material compliance with respect to the functions it performs for the Applicable Servicing Criteria.

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's foregoing assessment of compliance.

NEWPORT MANAGEMENT CORPORATION
By:   /s/ Mark A. McElroy
      Mark A. McElroy
Its:  Executive Vice President

Dated: February 28, 2007


(page)


SCHEDULE A

ELIGIBLE SECURITIES


(page)



Count of Loan Number       UPB Pivot
Investor Id                   Active Loan       Zero UPB    Grand Total
F20                                    46              4             50
F21                                    43              7             50
F22                                     8                             8
F23                                    48              2             50
F25                                    47              3             50
F26                                    49              1             50
F27                                    42                            42
F28                                    45              5             50
F29                                                    2              2
F30                                    45              5             50
F31                                    50                            50
F32                                    42              8             50
F33                                    48              2             50
F35                                    50                            50
F36                                    46              2             48
F38                                    47              3             50
F39                                    34                            34
F40                                                   10             10
F41                                    49              1             50
F42                                     3                             3
F43                                    48              2             50
F44                                    48              2             50
F45                                    47              3             50
F46                                    17              1             18
F47                                    49              1             50
F48                                    49              1             50
F49                                    28                            28
F53                                    48              2             50
F54                                    48              2             50
F55                                    49              1             50
F56                                    50                            50
F58                                    50                            50
F60                                    46              4             50
F61                                    48              2             50
F63                                    49              1             50
F64                                    32              1             33
F65                                    48              2             50
F66                                    49              1             50
F67                                    50                            50
F68                                    20              2             22
F70                                    49              1             50
F72                                    50                            50
F73                                    47              3             50
F74                                    50                            50
F75                                    50                            50
F76                                    45              5             50
F78                                    49              1             50
F79                                    50                            50
F80                                    24                            24
F81                                    47                            47


(page)


F82                                    49                            49
F83                                    50                            50
F85                                    49              1             50
F86                                    50                            50
F87                                    18                            18
F90                                    50                            50
F91                                    23                            23
F92                                     2                             2
F93                                     5                             5
F94                                    40                            40
Grand Total                          2412             94           2506


(page)


Loan Number  Dsb Transaction Code  Dsb Transaction Date  Dsb Amount  Investor Id  First Principal Balance  Closing Date   UPB Pivot
0019281815   351                   11/10/2006              (585.00)  F20                       260,085.03  01/30/06     Active Loan
0030466197   351                   3/8/2006                (485.00)  F20                       247,901.88  01/30/06     Active Loan
0030479901   351                   11/20/2006            (1,323.00)  F20                        70,421.36  01/30/06     Active Loan
0031427370   351                   6/16/2006               (507.00)  F20                        58,828.64  01/30/06     Active Loan
0031617087   351                   4/11/2006               (618.00)  F20                        96,924.68  01/30/06     Active Loan
0031630452   351                   7/17/2006             (1,092.74)  F20                       100,438.00  01/30/06     Active Loan
0031671654   351                   2/17/2006             (2,081.00)  F20                       154,261.46  01/30/06     Active Loan
0031785926   352                   1/8/2007              (5,304.50)  F20                       395,412.66  01/30/06     Active Loan
0031786056   351                   10/17/2006            (2,294.00)  F20                       299,905.29  01/30/06     Active Loan
0031786783   351                   8/11/2006               (840.00)  F20                       278,000.00  01/30/06     Active Loan
0031811417   351                   5/11/2006             (1,102.00)  F20                             0.00  01/30/06        Zero UPB
0031825664   351                   8/23/2006               (936.00)  F20                       128,535.57  01/30/06     Active Loan
0031831910   351                   8/29/2006               (601.00)  F20                        56,956.43  01/30/06     Active Loan
0031833833   352                   11/28/2006            (2,531.23)  F20                       143,846.19  01/30/06     Active Loan
0031833841   351                   10/5/2006               (798.00)  F20                       149,450.00  01/30/06     Active Loan
0031833874   352                   7/10/2006             (2,480.24)  F20                       162,850.00  01/30/06     Active Loan
0031833882   352                   3/17/2006             (2,643.00)  F20                       252,800.00  01/30/06     Active Loan
0031859739   351                   12/7/2006               (507.00)  F20                        88,644.36  01/30/06     Active Loan
0031859747   351                   10/5/2006               (999.00)  F20                       190,450.00  01/30/06     Active Loan
0031859762   351                   8/25/2006             (1,578.00)  F20                       366,800.00  01/30/06     Active Loan
0031859788   351                   12/8/2006             (1,154.00)  F20                       474,400.00  01/30/06     Active Loan
0031859812   351                   9/5/2006                (345.31)  F20                       191,899.77  01/30/06     Active Loan
0031859853   351                   12/26/2006              (741.00)  F20                        95,888.70  01/30/06     Active Loan
0031859903   351                   10/11/2006              (589.00)  F20                       169,922.74  01/30/06     Active Loan
0031859986   351                   4/28/2006             (2,278.00)  F20                       256,000.00  01/30/06     Active Loan
0031860091   351                   10/12/2006            (1,320.00)  F20                       468,000.00  01/30/06     Active Loan
0031880545   351                   11/7/2006               (983.12)  F20                       387,661.62  01/30/06     Active Loan
0031880552   351                   10/17/2006              (754.15)  F20                       476,000.00  01/30/06     Active Loan
0031880610   351                   8/15/2006               (713.29)  F20                       315,000.00  01/30/06     Active Loan
0031880651   351                   5/30/2006               (265.66)  F20                       349,777.91  01/30/06     Active Loan
0031880669   351                   11/3/2006               (797.00)  F20                             0.00  01/30/06     Zero UPB
0031880743   351                   12/22/2006            (1,055.00)  F20                       220,000.00  01/30/06     Active Loan
0031880768   351                   10/17/2006            (1,246.05)  F20                       286,858.17  01/30/06     Active Loan
0031880792   351                   1/18/2007             (1,454.00)  F20                       232,000.00  01/30/06     Active Loan
0031880867   351                   10/5/2006               (625.00)  F20                       247,932.41  01/30/06     Active Loan
0031880891   351                   9/5/2006                (663.00)  F20                             0.00  01/30/06     Zero UPB
0031880925   351                   8/15/2006               (801.60)  F20                             0.00  01/30/06     Zero UPB
0031880958   351                   7/14/2006               (749.00)  F20                       131,814.64  01/30/06     Active Loan
0031880966   351                   6/1/2006                (246.26)  F20                        89,743.12  01/30/06     Active Loan
0031900962   351                   10/18/2006              (534.00)  F20                       132,868.43  01/30/06     Active Loan
0031900970   351                   10/4/2006               (294.23)  F20                       144,615.76  01/30/06     Active Loan
0031901002   351                   10/9/2006               (439.00)  F20                       149,550.00  01/30/06     Active Loan
0031901028   351                   10/3/2006               (538.00)  F20                       158,683.51  01/30/06     Active Loan


(page)


0031901044   351                   10/6/2006               (597.00)  F20                       134,380.00  01/30/06     Active Loan
0031901051   351                   10/5/2006               (591.00)  F20                       161,520.00  01/30/06     Active Loan
0031901085   351                   9/20/2006               (768.00)  F20                       166,261.00  01/30/06     Active Loan
0031901093   351                   10/18/2006              (677.00)  F20                       148,720.00  01/30/06     Active Loan
0031901101   351                   9/18/2006               (243.00)  F20                        93,200.00  01/30/06     Active Loan
0031901119   351                   10/6/2006               (733.00)  F20                       113,400.00  01/30/06     Active Loan
0031901127   351                   10/5/2006               (359.00)  F20                       126,150.00  01/30/06     Active Loan
0011697125   351                   3/2/2006                (438.00)  F21                        65,173.32  01/30/06     Active Loan
0018862045   351                   11/10/2006            (1,037.00)  F21                       229,520.00  01/30/06     Active Loan
0019646983   351                   6/26/2006               (285.00)  F21                        37,541.61  01/30/06     Active Loan
0030125793   351                   2/8/2006              (4,355.00)  F21                             0.00  01/30/06     Zero UPB
0030161277   351                   4/20/2006             (1,874.38)  F21                        88,997.86  01/30/06     Active Loan
0030359350   351                   2/21/2006             (1,888.00)  F21                             0.00  01/30/06     Zero UPB
0030371512   351                   2/8/2006                (209.00)  F21                             0.00  01/30/06     Zero UPB
0030374342   351                   7/7/2006              (5,231.00)  F21                       139,812.19  01/30/06     Active Loan
0030389639   351                   2/9/2006              (2,177.00)  F21                       337,462.51  01/30/06     Active Loan
0030502868   351                   3/31/2006               (798.00)  F21                       111,280.00  01/30/06     Active Loan
0030660187   351                   4/13/2006               (673.00)  F21                        74,303.26  01/30/06     Active Loan
0030724892   351                   8/16/2006               (662.00)  F21                             0.00  01/30/06     Zero UPB
0030784599   351                   4/13/2006             (1,301.51)  F21                       241,765.11  01/30/06     Active Loan
0030828370   351                   5/17/2006             (1,362.95)  F21                       486,689.16  01/30/06     Active Loan
0030828388   351                   7/18/2006               (889.00)  F21                       301,600.00  01/30/06     Active Loan
0030828396   351                   7/7/2006              (2,613.23)  F21                             0.00  01/30/06     Zero UPB
0030828404   351                   5/11/2006             (1,024.00)  F21                       259,970.21  01/30/06     Active Loan
0030872600   351                   5/16/2006               (278.78)  F21                       102,400.00  01/30/06     Active Loan
0030975221   351                   6/12/2006             (1,286.00)  F21                             0.00  01/30/06     Zero UPB
0031073919   351                   6/1/2006                (422.48)  F21                        95,600.00  01/30/06     Active Loan
0031113830   351                   5/18/2006               (961.00)  F21                       390,658.46  01/30/06     Active Loan
0031118318   351                   6/22/2006             (1,466.00)  F21                       638,110.63  01/30/06     Active Loan
0031158611   351                   6/13/2006             (1,130.16)  F21                       152,800.00  01/30/06     Active Loan
0031177009   351                   6/19/2006               (523.58)  F21                       316,000.00  01/30/06     Active Loan
0031220304   351                   6/9/2006                (605.00)  F21                       260,532.54  01/30/06     Active Loan
0031223084   351                   7/12/2006               (897.64)  F21                       103,517.06  01/30/06     Active Loan
0031281678   351                   7/13/2006               (430.00)  F21                       164,949.31  01/30/06     Active Loan
0031319809   351                   7/18/2006               (332.00)  F21                       144,447.94  01/30/06     Active Loan
0031320310   351                   7/7/2006                (560.00)  F21                             0.00  01/30/06     Zero UPB
0031406093   351                   8/8/2006                (408.00)  F21                       262,333.03  01/30/06     Active Loan
0031413925   351                   8/7/2006                (635.00)  F21                       139,900.00  01/30/06     Active Loan
0031418916   351                   11/8/2006               (790.00)  F21                       127,200.00  01/30/06     Active Loan
0031422355   351                   7/7/2006                (743.00)  F21                       344,672.15  01/30/06     Active Loan
0031445554   351                   2/22/2006               (664.00)  F21                       154,000.00  01/30/06     Active Loan
0031474984   351                   8/15/2006               (723.86)  F21                       239,000.00  01/30/06     Active Loan
0031481302   351                   11/9/2006               (581.00)  F21                       226,399.81  01/30/06     Active Loan
0031491285   351                   12/6/2006               (547.00)  F21                       117,187.53  01/30/06     Active Loan


(page)


0031509565   351                   9/13/2006               (927.00)  F21                       649,837.44  01/30/06     Active Loan
0031509979   351                   10/18/2006              (728.00)  F21                        94,400.00  01/30/06     Active Loan
0031514573   351                   8/3/2006              (1,709.40)  F21                       508,000.00  01/30/06     Active Loan
0031523814   351                   11/27/2006              (559.00)  F21                       199,420.03  01/30/06     Active Loan
0031629314   351                   8/18/2006               (552.00)  F21                       209,932.92  01/30/06     Active Loan
0031698004   351                   9/5/2006                (710.43)  F21                        91,363.07  01/30/06     Active Loan
0031714405   351                   9/12/2006             (2,010.48)  F21                       796,000.00  01/30/06     Active Loan
0035099878   351                   7/12/2006               (262.00)  F21                        34,703.24  01/30/06     Active Loan
0100934454   351                   4/10/2006               (537.00)  F21                        38,273.79  01/30/06     Active Loan
0101264570   351                   6/22/2006               (432.00)  F21                        51,323.81  01/30/06     Active Loan
0101266971   351                   7/13/2006               (571.00)  F21                        69,427.91  01/30/06     Active Loan
0101267110   351                   10/18/2006              (529.00)  F21                        50,133.49  01/30/06     Active Loan
0102140753   351                   6/12/2006               (702.00)  F21                        44,778.21  01/30/06     Active Loan
0106258361   351                   1/5/2007                (232.00)  F22                        17,539.37  01/30/06     Active Loan
0106404189   351                   1/3/2007                (323.00)  F22                        30,176.89  01/30/06     Active Loan
0107384638   352                   12/5/2006               (177.16)  F22                        13,379.09  01/30/06     Active Loan
0107384695   352                   9/19/2006             (1,624.31)  F22                       141,949.28  01/30/06     Active Loan
0107384851   351                   1/3/2007                (318.00)  F22                        23,539.79  01/30/06     Active Loan
0107402950   352                   9/19/2006               (250.81)  F22                        16,485.61  01/30/06     Active Loan
0107438020   351                   3/24/2006             (1,515.00)  F22                       109,261.66  01/30/06     Active Loan
0107463861   352                   12/11/2006              (643.75)  F22                        38,864.31  01/30/06     Active Loan
0018844860   351                   9/19/2006               (718.00)  F23                        58,632.07  01/30/06     Active Loan
0019899483   351                   6/14/2006               (953.00)  F23                        97,893.80  01/30/06     Active Loan
0030475669   351                   2/16/2006               (494.00)  F23                       202,309.85  01/30/06     Active Loan
0030798235   351                   7/18/2006               (466.00)  F23                       410,964.18  01/30/06     Active Loan
0030904122   351                   5/10/2006               (752.00)  F23                       424,176.38  01/30/06     Active Loan
0030911176   351                   9/6/2006              (1,149.00)  F23                       624,791.50  01/30/06     Active Loan
0030924146   351                   1/10/2007             (1,471.00)  F23                       485,207.55  01/30/06     Active Loan
0030936181   351                   6/1/2006              (1,833.00)  F23                       546,392.43  01/30/06     Active Loan
0030942312   351                   3/8/2006                (880.00)  F23                       488,385.77  01/30/06     Active Loan
0030971220   351                   7/12/2006               (612.00)  F23                       476,183.60  01/30/06     Active Loan
0030973507   351                   11/27/2006            (1,075.64)  F23                       544,794.34  01/30/06     Active Loan
0030993901   351                   6/6/2006                (698.00)  F23                       551,394.01  01/30/06     Active Loan
0030995294   351                   5/30/2006             (1,341.00)  F23                       429,060.07  01/30/06     Active Loan
0031000680   351                   9/25/2006             (1,171.00)  F23                       477,735.75  01/30/06     Active Loan
0031004526   351                   7/5/2006                (690.00)  F23                       332,434.27  01/30/06     Active Loan
0031007206   351                   6/14/2006               (478.00)  F23                       146,997.11  01/30/06     Active Loan
0031043540   351                   6/8/2006                (841.00)  F23                             0.00  01/30/06     Zero UPB
0031043920   351                   7/18/2006               (963.00)  F23                       352,000.00  01/30/06     Active Loan
0031044837   351                   2/16/2006               (683.00)  F23                       319,529.23  01/30/06     Active Loan
0031058084   351                   5/9/2006                (553.00)  F23                       162,914.36  01/30/06     Active Loan
0031064165   351                   11/15/2006            (1,757.00)  F23                       979,444.88  01/30/06     Active Loan
0031073026   351                   3/27/2006                (63.00)  F23                       821,184.23  01/30/06     Active Loan
0031083280   351                   6/13/2006               (939.00)  F23                       452,246.03  01/30/06     Active Loan


(page)


0031090053   351                   6/19/2006             (1,245.00)  F23                       491,891.06  01/30/06     Active Loan
0031093370   351                   6/21/2006             (2,432.43)  F23                       448,754.71  01/30/06     Active Loan
0031099088   351                   2/7/2006              (1,496.00)  F23                       695,779.18  01/30/06     Active Loan
0031100654   351                   6/20/2006             (2,077.43)  F23                       284,468.79  01/30/06     Active Loan
0031105760   351                   6/27/2006             (2,950.00)  F23                       523,124.13  01/30/06     Active Loan
0031106958   351                   1/17/2007               (986.00)  F23                       407,483.07  01/30/06     Active Loan
0031110257   351                   9/13/2006             (1,191.00)  F23                       443,191.19  01/30/06     Active Loan
0031113269   351                   7/7/2006                (604.00)  F23                       117,758.13  01/30/06     Active Loan
0031121668   351                   4/24/2006             (1,257.00)  F23                       334,288.53  01/30/06     Active Loan
0031123003   351                   7/5/2006                (845.00)  F23                       307,077.16  01/30/06     Active Loan
0031127913   351                   1/3/2007                (859.00)  F23                       484,933.32  01/30/06     Active Loan
0031151335   351                   12/29/2006              (591.34)  F23                       152,522.24  01/30/06     Active Loan
0031164593   351                   8/18/2006               (958.00)  F23                       597,242.77  01/30/06     Active Loan
0031178189   351                   7/7/2006              (1,739.00)  F23                       326,343.09  01/30/06     Active Loan
0031179377   351                   11/10/2006              (346.00)  F23                        95,285.74  01/30/06     Active Loan
0031188444   351                   9/13/2006               (369.18)  F23                       108,447.61  01/30/06     Active Loan
0031188501   351                   9/14/2006             (1,364.00)  F23                             0.00  01/30/06     Zero UPB
0031201254   351                   6/5/2006                (672.00)  F23                       131,260.13  01/30/06     Active Loan
0031206071   351                   9/12/2006               (721.86)  F23                       489,881.62  01/30/06     Active Loan
0031214240   351                   11/3/2006             (1,250.20)  F23                       423,347.22  01/30/06     Active Loan
0031229867   351                   1/31/2006             (1,342.14)  F23                       272,000.00  01/30/06     Active Loan
0031235401   351                   6/1/2006                (867.00)  F23                        99,938.43  01/30/06     Active Loan
0031238405   351                   7/6/2006              (1,089.00)  F23                       200,000.00  01/30/06     Active Loan
0031248990   351                   6/27/2006               (773.00)  F23                       371,592.15  01/30/06     Active Loan
0031250079   351                   10/5/2006             (1,260.90)  F23                       774,104.85  01/30/06     Active Loan
0031255979   351                   9/18/2006               (488.00)  F23                       199,954.17  01/30/06     Active Loan
0031257579   351                   7/18/2006               (488.00)  F23                       168,020.00  01/30/06     Active Loan
0007403918   351                   8/30/2006               (734.00)  F25                        39,030.24  01/30/06     Active Loan
0011076189   351                   8/25/2006               (525.00)  F25                        52,349.65  01/30/06     Active Loan
0011465671   351                   9/6/2006                (782.00)  F25                        48,611.08  01/30/06     Active Loan
0011519014   351                   9/5/2006                (443.59)  F25                             0.00  01/30/06     Zero UPB
0011530698   351                   7/11/2006             (1,965.00)  F25                        71,121.94  01/30/06     Active Loan
0011593084   351                   7/3/2006              (1,158.00)  F25                       193,213.65  01/30/06     Active Loan
0011641362   351                   8/22/2006               (734.00)  F25                        40,750.49  01/30/06     Active Loan
0011759719   351                   12/12/2006              (645.42)  F25                       168,112.62  01/30/06     Active Loan
0011775434   351                   6/7/2006                (572.00)  F25                       104,729.48  01/30/06     Active Loan
0011786878   351                   3/28/2006               (973.00)  F25                       104,619.27  01/30/06     Active Loan
0011797909   351                   4/21/2006             (2,009.39)  F25                       445,855.74  01/30/06     Active Loan
0011801289   351                   3/7/2006              (1,208.63)  F25                        83,058.06  01/30/06     Active Loan
0011842564   351                   7/3/2006                (586.00)  F25                       162,876.95  01/30/06     Active Loan
0011984754   351                   6/16/2006               (881.00)  F25                        75,714.97  01/30/06     Active Loan
0014191845   351                   8/22/2006             (1,301.00)  F25                       173,153.20  01/30/06     Active Loan
0014611016   351                   3/7/2006                (626.24)  F25                       159,641.67  01/30/06     Active Loan
0014751333   351                   1/5/2007                (599.00)  F25                        99,448.24  01/30/06     Active Loan


(page)


0014956981   351                   2/7/2006                (467.00)  F25                       136,381.58  01/30/06     Active Loan
0016699480   351                   5/25/2006               (631.00)  F25                       109,166.87  01/30/06     Active Loan
0017581182   351                   6/7/2006                (945.00)  F25                        62,553.47  01/30/06     Active Loan
0018905380   351                   2/1/2006                (529.00)  F25                        69,663.87  01/30/06     Active Loan
0019701960   351                   12/18/2006              (639.24)  F25                       211,604.31  01/30/06     Active Loan
0030155329   351                   1/8/2007                (528.00)  F25                        90,277.16  01/30/06     Active Loan
0030185847   351                   5/24/2006               (475.00)  F25                       272,814.04  01/30/06     Active Loan
0030271589   351                   3/9/2006                (486.00)  F25                       118,540.52  01/30/06     Active Loan
0030413157   351                   3/29/2006             (1,003.38)  F25                       418,021.73  01/30/06     Active Loan
0030541882   351                   5/31/2006             (5,241.23)  F25                       617,438.44  01/30/06     Active Loan
0030588560   351                   3/14/2006             (1,007.00)  F25                       357,196.52  01/30/06     Active Loan
0030738413   351                   5/31/2006               (724.00)  F25                             0.00  01/30/06     Zero UPB
0030739262   351                   7/5/2006              (1,045.00)  F25                       158,014.63  01/30/06     Active Loan
0030883870   351                   10/26/2006              (533.00)  F25                       173,047.45  01/30/06     Active Loan
0030937098   351                   5/22/2006               (564.00)  F25                        47,015.22  01/30/06     Active Loan
0030952105   351                   8/3/2006                (729.20)  F25                        58,900.36  01/30/06     Active Loan
0031042278   351                   6/6/2006              (1,774.63)  F25                       340,052.21  01/30/06     Active Loan
0031042815   351                   2/10/2006             (1,059.00)  F25                        74,764.21  01/30/06     Active Loan
0031175037   351                   8/7/2006                (611.00)  F25                        66,981.91  01/30/06     Active Loan
0031262488   351                   7/7/2006              (3,143.00)  F25                       435,783.59  01/30/06     Active Loan
0031270721   351                   12/6/2006               (651.75)  F25                       170,535.35  01/30/06     Active Loan
0031321466   351                   10/24/2006              (574.00)  F25                        70,637.85  01/30/06     Active Loan
0031322134   351                   7/13/2006             (1,170.00)  F25                       105,777.69  01/30/06     Active Loan
0031334923   351                   7/7/2006                (407.86)  F25                       114,138.63  01/30/06     Active Loan
0031355787   351                   7/3/2006                (335.00)  F25                       184,000.00  01/30/06     Active Loan
0031367576   351                   2/9/2006              (1,275.00)  F25                        50,123.04  01/30/06     Active Loan
0031379316   351                   5/2/2006                (536.00)  F25                        39,475.72  01/30/06     Active Loan
0031386360   351                   7/11/2006               (629.00)  F25                       112,277.83  01/30/06     Active Loan
0031387525   351                   7/12/2006               (794.89)  F25                       107,680.00  01/30/06     Active Loan
0031393416   351                   7/12/2006               (795.00)  F25                       134,320.00  01/30/06     Active Loan
0031400351   351                   7/14/2006               (701.00)  F25                             0.00  01/30/06     Zero UPB
0031404023   351                   7/11/2006             (1,406.00)  F25                       291,217.68  01/30/06     Active Loan
0031415342   351                   10/4/2006               (764.00)  F25                        92,724.62  01/30/06     Active Loan
0018379602   351                   9/15/2006             (1,012.00)  F26                       174,100.34  01/30/06     Active Loan
0018794164   351                   11/14/2006            (1,218.00)  F26                       280,997.08  01/30/06     Active Loan
0018841783   351                   11/22/2006              (752.00)  F26                       184,846.88  01/30/06     Active Loan
0030428452   351                   3/28/2006             (1,317.60)  F26                       460,500.00  01/30/06     Active Loan
0030557888   351                   3/8/2006              (1,597.00)  F26                       297,001.20  01/30/06     Active Loan
0030785737   355                   7/11/2006            (15,906.00)  F26                     1,500,000.00  01/30/06     Active Loan
0030939219   351                   6/16/2006               (795.00)  F26                       219,373.24  01/30/06     Active Loan
0030954705   351                   3/8/2006              (1,444.00)  F26                       728,000.00  01/30/06     Active Loan
0031023559   351                   6/16/2006             (1,401.00)  F26                       343,852.75  01/30/06     Active Loan
0031090657   351                   6/13/2006               (410.53)  F26                       419,999.43  01/30/06     Active Loan
0031136161   351                   4/10/2006             (2,054.00)  F26                       260,000.00  01/30/06     Active Loan


(page)


0031138951   351                   7/3/2006                (667.00)  F26                       372,000.00  01/30/06     Active Loan
0031201908   351                   6/16/2006               (917.00)  F26                       640,000.00  01/30/06     Active Loan
0031243348   352                   12/28/2006            (2,703.75)  F26                       500,000.00  01/30/06     Active Loan
0031249857   351                   10/18/2006              (352.37)  F26                       104,680.00  01/30/06     Active Loan
0031255581   351                   5/30/2006               (410.00)  F26                       295,803.57  01/30/06     Active Loan
0031328206   351                   7/3/2006                (682.00)  F26                       199,948.14  01/30/06     Active Loan
0031402845   351                   8/17/2006               (993.00)  F26                       327,120.09  01/30/06     Active Loan
0031408990   351                   6/23/2006               (622.00)  F26                       141,573.20  01/30/06     Active Loan
0031441108   351                   8/3/2006              (3,342.62)  F26                       999,950.00  01/30/06     Active Loan
0031457260   351                   9/19/2006             (1,566.00)  F26                       324,198.68  01/30/06     Active Loan
0031478530   352                   6/26/2006             (2,148.58)  F26                       123,999.99  01/30/06     Active Loan
0031478696   351                   12/28/2006            (2,490.00)  F26                       177,198.42  01/30/06     Active Loan
0031483217   351                   12/5/2006             (2,506.00)  F26                       228,800.00  01/30/06     Active Loan
0031511769   352                   7/3/2006              (3,805.85)  F26                       218,085.61  01/30/06     Active Loan
0031513161   351                   9/8/2006              (5,903.00)  F26                       351,995.89  01/30/06     Active Loan
0031535685   351                   8/7/2006              (1,195.00)  F26                       385,031.35  01/30/06     Active Loan
0031539760   351                   8/7/2006              (6,371.00)  F26                       447,997.63  01/30/06     Active Loan
0031593361   351                   8/18/2006             (1,653.00)  F26                       749,121.75  01/30/06     Active Loan
0031594377   355                   12/14/2006            (1,130.94)  F26                       480,000.00  01/30/06     Active Loan
0031595713   351                   7/17/2006               (895.51)  F26                       267,009.45  01/30/06     Active Loan
0031613896   351                   10/4/2006               (966.00)  F26                       439,995.90  01/30/06     Active Loan
0031634744   351                   4/7/2006                (807.00)  F26                       312,000.00  01/30/06     Active Loan
0031635675   351                   8/30/2006             (2,825.00)  F26                       320,178.85  01/30/06     Active Loan
0031637390   351                   9/5/2006                (787.97)  F26                       138,028.78  01/30/06     Active Loan
0031651821   351                   9/5/2006                (718.92)  F26                       379,136.50  01/30/06     Active Loan
0031652365   351                   5/3/2006                (809.00)  F26                       190,554.42  01/30/06     Active Loan
0031671175   351                   8/11/2006             (3,863.00)  F26                       191,200.00  01/30/06     Active Loan
0031671340   351                   4/6/2006              (3,319.00)  F26                       197,662.00  01/30/06     Active Loan
0031677628   351                   4/12/2006               (609.00)  F26                       336,000.00  01/30/06     Active Loan
0031678048   351                   9/11/2006             (2,831.00)  F26                       170,413.51  01/30/06     Active Loan
0031687445   351                   10/11/2006              (800.00)  F26                       160,875.70  01/30/06     Active Loan
0031691397   351                   9/6/2006                (877.05)  F26                       124,796.10  01/30/06     Active Loan
0031697295   351                   3/22/2006             (1,329.00)  F26                        66,800.00  01/30/06     Active Loan
0031698640   351                   9/12/2006             (2,187.93)  F26                       367,200.00  01/30/06     Active Loan
0031702137   351                   10/4/2006               (978.00)  F26                       259,910.91  01/30/06     Active Loan
0031706641   351                   5/19/2006             (3,480.00)  F26                       183,937.04  01/30/06     Active Loan
0031710072   351                   9/13/2006               (786.00)  F26                       132,000.00  01/30/06     Active Loan
0031710114   351                   8/28/2006               (580.00)  F26                             0.00  01/30/06     Zero UPB
0031710213   351                   8/30/2006               (632.00)  F26                       195,999.38  01/30/06     Active Loan
0007229909   351                   1/18/2007             (1,700.00)  F27                       157,543.20  02/08/06     Active Loan
0007319106   351                   4/18/2006             (1,412.00)  F27                       252,857.75  02/08/06     Active Loan
0007349061   351                   5/11/2006               (675.00)  F27                       139,627.83  02/08/06     Active Loan
0007353147   351                   7/10/2006             (5,243.00)  F27                        80,209.98  02/08/06     Active Loan
0007354970   351                   1/9/2007              (1,923.00)  F27                       112,300.39  02/08/06     Active Loan


(page)


0007357023   351                   1/9/2007              (1,426.00)  F27                        98,688.14  02/08/06     Active Loan
0007357361   351                   1/9/2007              (1,494.00)  F27                       102,091.27  02/08/06     Active Loan
0007357395   351                   1/2/2007                (906.00)  F27                        62,275.77  02/08/06     Active Loan
0007357403   351                   1/9/2007              (1,494.00)  F27                        98,688.14  02/08/06     Active Loan
0007357494   351                   1/9/2007                (906.00)  F27                        62,275.77  02/08/06     Active Loan
0007357510   351                   1/9/2007              (1,727.00)  F27                       115,023.02  02/08/06     Active Loan
0007357544   351                   1/9/2007              (1,494.00)  F27                        98,688.14  02/08/06     Active Loan
0007357601   351                   1/9/2007              (1,375.00)  F27                       102,091.27  02/08/06     Active Loan
0007367873   351                   10/4/2006             (1,318.00)  F27                       450,886.28  02/08/06     Active Loan
0007369200   351                   10/25/2006            (1,165.00)  F27                       190,649.67  02/08/06     Active Loan
0007371255   351                   8/29/2006               (514.00)  F27                       242,800.24  02/08/06     Active Loan
0007390479   351                   10/3/2006             (1,755.00)  F27                       240,032.52  02/08/06     Active Loan
0008802274   351                   9/11/2006               (603.00)  F27                        19,185.53  02/08/06     Active Loan
0009214172   351                   7/3/2006                (418.00)  F27                         8,409.11  02/08/06     Active Loan
0011053998   351                   12/29/2006               (52.00)  F27                        33,703.64  02/08/06     Active Loan
0011054012   351                   1/18/2007                (59.00)  F27                        39,598.90  02/08/06     Active Loan
0011057106   351                   1/2/2007                 (74.00)  F27                        51,776.96  02/08/06     Active Loan
0011062700   351                   10/5/2006               (870.00)  F27                        81,546.12  02/08/06     Active Loan
0011084258   351                   10/4/2006             (2,321.00)  F27                       154,449.16  02/08/06     Active Loan
0011120516   351                   8/11/2006             (7,442.00)  F27                       816,993.00  02/08/06     Active Loan
0011188745   351                   3/22/2006               (942.00)  F27                       125,406.67  02/08/06     Active Loan
0100167725   351                   10/10/2006              (843.00)  F27                        89,854.75  02/08/06     Active Loan
0101226108   351                   10/26/2006              (647.00)  F27                        19,861.10  02/08/06     Active Loan
0101226520   354                   6/20/2006               (758.00)  F27                        19,957.18  02/08/06     Active Loan
0101251312   351                   4/3/2006              (2,200.00)  F27                       112,038.79  02/08/06     Active Loan
0101253516   351                   1/22/2007               (536.00)  F27                        22,296.75  02/08/06     Active Loan
0101253573   351                   6/1/2006                (385.00)  F27                        15,584.04  02/08/06     Active Loan
0101279057   351                   6/5/2006                (568.00)  F27                        65,419.56  02/08/06     Active Loan
0101995058   351                   9/11/2006               (742.00)  F27                       115,110.62  02/08/06     Active Loan
0101995074   351                   10/3/2006               (502.20)  F27                        14,648.48  02/08/06     Active Loan
0101995090   351                   10/11/2006              (569.00)  F27                        17,174.93  02/08/06     Active Loan
0105254684   351                   5/8/2006              (2,535.00)  F27                        81,298.40  02/08/06     Active Loan
0105254700   351                   5/22/2006               (594.00)  F27                        16,889.65  02/08/06     Active Loan
0105254767   351                   10/18/2006              (449.00)  F27                        15,918.13  02/08/06     Active Loan
0105254809   353                   5/31/2006               (880.00)  F27                        25,019.74  02/08/06     Active Loan
0105254858   351                   1/23/2007               (571.60)  F27                       109,835.57  02/08/06     Active Loan
0105255319   351                   8/22/2006               (837.26)  F27                        54,139.76  02/08/06     Active Loan
0031533730   351                   5/9/2006              (2,497.00)  F28                             0.00  03/30/06     Zero UPB
0111847307   351                   11/29/2006              (582.00)  F28                       160,715.94  03/30/06     Active Loan
0111847323   351                   1/9/2007                (639.00)  F28                       215,496.31  03/30/06     Active Loan
0111847380   351                   11/15/2006              (397.00)  F28                       194,743.32  03/30/06     Active Loan
0112020342   351                   1/25/2007               (782.00)  F28                        98,733.10  03/30/06     Active Loan
0112020359   351                   9/27/2006               (177.00)  F28                             0.00  03/30/06     Zero UPB
0112917372   351                   4/12/2006             (1,467.00)  F28                       372,613.39  03/30/06     Active Loan


(page)


0112917380   351                   7/3/2006                (680.00)  F28                       101,080.55  03/30/06     Active Loan
0112917554   351                   12/18/2006            (1,300.00)  F28                        77,970.40  03/30/06     Active Loan
0113012165   351                   12/11/2006            (1,050.14)  F28                       307,853.29  03/30/06     Active Loan
0113012173   351                   9/5/2006              (1,301.00)  F28                       462,313.98  03/30/06     Active Loan
0113012181   351                   4/26/2006               (470.00)  F28                       320,082.74  03/30/06     Active Loan
0113012207   351                   5/16/2006               (488.00)  F28                        27,190.57  03/30/06     Active Loan
0113253868   351                   4/27/2006               (810.00)  F28                       309,477.33  03/30/06     Active Loan
0113253876   351                   4/19/2006               (636.00)  F28                       142,497.21  03/30/06     Active Loan
0113253959   351                   6/1/2006                (411.00)  F28                       117,198.63  03/30/06     Active Loan
0113254049   351                   5/10/2006               (571.00)  F28                       205,326.00  03/30/06     Active Loan
0113254072   351                   5/12/2006               (650.00)  F28                       298,597.00  03/30/06     Active Loan
0113254098   351                   4/21/2006               (522.27)  F28                       203,346.71  03/30/06     Active Loan
0113254130   351                   5/31/2006               (511.00)  F28                       116,767.41  03/30/06     Active Loan
0113401335   351                   5/9/2006                (758.00)  F28                       190,198.50  03/30/06     Active Loan
0113401343   351                   6/21/2006               (724.00)  F28                       113,937.40  03/30/06     Active Loan
0113401384   351                   5/2/2006              (1,575.00)  F28                       196,510.68  03/30/06     Active Loan
0113401392   351                   4/7/2006                (448.00)  F28                       168,364.43  03/30/06     Active Loan
0113401400   351                   4/3/2006              (1,424.63)  F28                       189,611.48  03/30/06     Active Loan
0113401418   351                   4/18/2006             (1,853.63)  F28                       200,803.20  03/30/06     Active Loan
0113401426   351                   4/3/2006                (977.00)  F28                       125,899.98  03/30/06     Active Loan
0113401467   351                   4/18/2006               (834.81)  F28                       263,625.00  03/30/06     Active Loan
0113401475   351                   5/8/2006                (520.00)  F28                       221,950.00  03/30/06     Active Loan
0113401483   351                   5/25/2006               (714.00)  F28                       142,964.99  03/30/06     Active Loan
0113401491   351                   6/28/2006               (794.00)  F28                       269,808.98  03/30/06     Active Loan
0113401509   351                   5/10/2006               (715.00)  F28                       173,465.16  03/30/06     Active Loan
0113401517   351                   6/5/2006                (594.00)  F28                       222,450.00  03/30/06     Active Loan
0113401541   351                   6/14/2006               (544.00)  F28                       129,408.53  03/30/06     Active Loan
0113401566   351                   6/6/2006                (619.00)  F28                       136,036.95  03/30/06     Active Loan
0113643084   351                   6/21/2006               (653.00)  F28                             0.00  03/30/06     Zero UPB
0113643092   351                   7/17/2006               (593.00)  F28                       159,330.48  03/30/06     Active Loan
0113716005   351                   6/12/2006             (1,135.00)  F28                       148,609.32  03/30/06     Active Loan
0113716039   351                   4/21/2006               (852.45)  F28                       112,196.15  03/30/06     Active Loan
0113716062   351                   5/9/2006                (726.00)  F28                       155,980.93  03/30/06     Active Loan
0113716096   351                   5/24/2006               (575.00)  F28                       204,433.04  03/30/06     Active Loan
0113716112   351                   5/23/2006             (1,096.12)  F28                       118,596.34  03/30/06     Active Loan
0113716138   351                   6/22/2006               (775.00)  F28                             0.00  03/30/06     Zero UPB
0113716153   351                   4/21/2006               (738.65)  F28                       303,289.67  03/30/06     Active Loan
0114050511   351                   5/23/2006               (690.00)  F28                       256,437.39  03/30/06     Active Loan
0114050537   351                   7/7/2006                (485.30)  F28                             0.00  03/30/06     Zero UPB
0114050552   351                   8/9/2006                (728.00)  F28                       167,890.00  03/30/06     Active Loan
0114175086   351                   8/10/2006               (793.00)  F28                       155,690.31  03/30/06     Active Loan
0114175110   351                   7/7/2006                (350.00)  F28                        86,900.00  03/30/06     Active Loan
0114175128   351                   6/27/2006               (741.00)  F28                       163,070.05  03/30/06     Active Loan
0031793383   351                   3/6/2006                (293.00)  F29                             0.00  02/28/06     Zero UPB


(page)


0036991024   351                   3/21/2006               (175.00)  F29                             0.00  02/28/06     Zero UPB
0007423809   351                   10/3/2006             (1,683.00)  F30                        32,688.65  02/28/06     Active Loan
0011273125   351                   5/11/2006               (520.00)  F30                        55,514.51  02/28/06     Active Loan
0011714771   351                   6/1/2006              (1,326.00)  F30                        58,686.17  02/28/06     Active Loan
0011719499   351                   7/3/2006              (1,048.00)  F30                        52,965.39  02/28/06     Active Loan
0011787140   351                   4/19/2006               (406.00)  F30                        41,780.64  02/28/06     Active Loan
0011816386   351                   4/6/2006                (484.00)  F30                        75,641.77  02/28/06     Active Loan
0015129240   351                   5/8/2006                (515.00)  F30                        45,166.25  02/28/06     Active Loan
0016789901   351                   3/30/2006               (600.92)  F30                       392,490.39  02/28/06     Active Loan
0017691882   351                   5/8/2006                (782.00)  F30                       186,705.50  02/28/06     Active Loan
0018038000   351                   4/20/2006               (878.00)  F30                        78,238.31  02/28/06     Active Loan
0018231902   351                   8/29/2006               (733.00)  F30                       120,682.61  02/28/06     Active Loan
0018541490   351                   5/11/2006               (532.00)  F30                             0.00  02/28/06     Zero UPB
0018566695   351                   7/12/2006               (449.00)  F30                       120,749.67  02/28/06     Active Loan
0018567057   351                   11/10/2006              (545.00)  F30                       112,958.52  02/28/06     Active Loan
0018610196   351                   9/18/2006               (628.00)  F30                        82,828.75  02/28/06     Active Loan
0018616615   351                   11/6/2006               (464.00)  F30                        85,592.10  02/28/06     Active Loan
0018634105   351                   7/7/2006                (679.00)  F30                       109,134.61  02/28/06     Active Loan
0018737833   351                   11/27/2006              (480.00)  F30                        62,527.51  02/28/06     Active Loan
0018815530   351                   3/3/2006                (655.00)  F30                             0.00  02/28/06     Zero UPB
0018815647   351                   8/11/2006               (566.00)  F30                       137,795.48  02/28/06     Active Loan
0018882738   351                   12/4/2006               (685.00)  F30                       117,849.36  02/28/06     Active Loan
0018936369   351                   9/22/2006               (735.00)  F30                       189,684.41  02/28/06     Active Loan
0018987149   351                   5/25/2006               (453.00)  F30                       133,586.19  02/28/06     Active Loan
0018998211   351                   11/10/2006              (414.00)  F30                        77,258.11  02/28/06     Active Loan
0019853472   351                   12/21/2006              (441.00)  F30                        98,660.36  02/28/06     Active Loan
0030061642   351                   3/30/2006             (1,127.00)  F30                        59,489.07  02/28/06     Active Loan
0030119168   351                   8/8/2006              (1,260.00)  F30                       168,674.25  02/28/06     Active Loan
0030149934   351                   1/18/2007               (456.00)  F30                        99,000.41  02/28/06     Active Loan
0030159990   351                   10/10/2006              (708.00)  F30                       138,496.70  02/28/06     Active Loan
0030176267   351                   4/3/2006                (548.00)  F30                        84,282.52  02/28/06     Active Loan
0030414684   351                   3/1/2006              (1,087.00)  F30                       149,519.99  02/28/06     Active Loan
0030546006   351                   4/11/2006               (491.00)  F30                       121,233.66  02/28/06     Active Loan
0030728232   351                   11/3/2006               (955.36)  F30                       244,899.48  02/28/06     Active Loan
0030872014   351                   8/8/2006              (2,003.00)  F30                       319,975.04  02/28/06     Active Loan
0030874432   351                   5/30/2006               (666.54)  F30                             0.00  02/28/06     Zero UPB
0030879720   351                   5/10/2006               (365.00)  F30                        70,623.88  02/28/06     Active Loan
0030989925   351                   5/24/2006               (615.00)  F30                        59,999.27  02/28/06     Active Loan
0031052467   351                   8/25/2006             (1,173.00)  F30                       352,182.54  02/28/06     Active Loan
0031110752   351                   6/9/2006                (434.00)  F30                       161,600.00  02/28/06     Active Loan
0031126741   351                   8/21/2006               (458.00)  F30                             0.00  02/28/06     Zero UPB
0031143514   351                   12/27/2006              (713.00)  F30                       164,378.25  02/28/06     Active Loan
0031148901   351                   10/3/2006               (282.00)  F30                             0.00  02/28/06     Zero UPB
0031186604   351                   1/9/2007                (657.46)  F30                       100,000.00  02/28/06     Active Loan


(page)


0031211576   351                   9/5/2006              (1,416.00)  F30                       366,686.67  02/28/06     Active Loan
0031227713   351                   1/25/2007             (1,115.00)  F30                       159,200.00  02/28/06     Active Loan
0031256589   351                   7/18/2006               (749.00)  F30                       289,375.14  02/28/06     Active Loan
0031362270   351                   7/7/2006                (351.16)  F30                       129,309.97  02/28/06     Active Loan
0031371727   351                   8/16/2006               (589.00)  F30                       220,000.00  02/28/06     Active Loan
0031399728   351                   5/25/2006               (893.00)  F30                       520,000.00  02/28/06     Active Loan
0031410038   351                   8/7/2006                (858.00)  F30                        66,919.74  02/28/06     Active Loan
0030470165   351                   9/12/2006               (672.00)  F31                       290,000.00  02/28/06     Active Loan
0030643951   351                   4/26/2006               (506.00)  F31                        80,620.26  02/28/06     Active Loan
0030839591   351                   6/7/2006                (474.67)  F31                       127,920.00  02/28/06     Active Loan
0030987374   351                   1/25/2007               (588.00)  F31                       116,000.00  02/28/06     Active Loan
0030987812   351                   5/11/2006               (963.00)  F31                       674,989.95  02/28/06     Active Loan
0031078470   351                   9/20/2006               (573.00)  F31                       281,250.00  02/28/06     Active Loan
0031086457   351                   6/28/2006             (1,026.00)  F31                       439,200.00  02/28/06     Active Loan
0031111313   351                   6/1/2006                (403.00)  F31                       129,227.28  02/28/06     Active Loan
0031119142   351                   3/13/2006             (1,018.05)  F31                       579,999.95  02/28/06     Active Loan
0031141492   351                   10/5/2006             (1,260.00)  F31                       225,000.00  02/28/06     Active Loan
0031220049   351                   7/7/2006                (980.00)  F31                       239,947.50  02/28/06     Active Loan
0031243439   351                   7/7/2006              (1,381.00)  F31                       275,843.34  02/28/06     Active Loan
0031250608   351                   3/6/2006              (1,286.00)  F31                       517,600.00  02/28/06     Active Loan
0031252844   351                   7/7/2006                (809.00)  F31                       428,000.00  02/28/06     Active Loan
0031265689   351                   5/23/2006               (750.59)  F31                       184,500.00  02/28/06     Active Loan
0031282403   351                   6/16/2006             (1,250.00)  F31                       283,000.00  02/28/06     Active Loan
0031307432   351                   6/21/2006               (957.00)  F31                       304,000.00  02/28/06     Active Loan
0031344229   351                   6/27/2006               (569.00)  F31                       172,562.84  02/28/06     Active Loan
0031352164   352                   1/8/2007              (5,278.75)  F31                       440,000.00  02/28/06     Active Loan
0031429293   351                   8/9/2006                (543.00)  F31                       180,000.00  02/28/06     Active Loan
0031467764   351                   1/15/2007             (1,653.00)  F31                       537,023.83  02/28/06     Active Loan
0031476138   351                   8/10/2006               (807.00)  F31                       103,072.74  02/28/06     Active Loan
0031486236   351                   8/18/2006             (1,011.00)  F31                       151,200.00  02/28/06     Active Loan
0031501232   351                   8/18/2006             (1,036.00)  F31                       418,272.80  02/28/06     Active Loan
0031501927   351                   5/23/2006             (1,301.95)  F31                       303,749.84  02/28/06     Active Loan
0031532179   351                   6/23/2006               (587.38)  F31                       451,817.41  02/28/06     Active Loan
0031544349   351                   8/29/2006             (1,518.31)  F31                       863,700.00  02/28/06     Active Loan
0031559867   351                   9/12/2006             (1,676.00)  F31                       437,431.91  02/28/06     Active Loan
0031561921   351                   4/4/2006                (927.00)  F31                       473,944.08  02/28/06     Active Loan
0031564180   351                   8/18/2006               (479.00)  F31                       135,990.25  02/28/06     Active Loan
0031569767   355                   9/8/2006              (4,432.00)  F31                       750,000.00  02/28/06     Active Loan
0031601933   351                   10/16/2006            (1,698.00)  F31                       386,737.70  02/28/06     Active Loan
0031603020   351                   6/6/2006              (3,914.00)  F31                     1,500,000.00  02/28/06     Active Loan
0031637176   351                   12/11/2006            (1,258.00)  F31                       688,298.85  02/28/06     Active Loan
0031656952   351                   9/6/2006                (716.41)  F31                       185,518.08  02/28/06     Active Loan
0031687767   351                   1/26/2007               (735.00)  F31                       184,982.87  02/28/06     Active Loan
0031688997   351                   8/30/2006             (1,021.00)  F31                       388,000.00  02/28/06     Active Loan


(page)


0031710197   351                   9/13/2006               (427.00)  F31                       118,529.61  02/28/06     Active Loan
0031710460   351                   9/6/2006                (424.00)  F31                       115,132.64  02/28/06     Active Loan
0031716616   351                   9/26/2006             (2,211.00)  F31                       721,680.00  02/28/06     Active Loan
0031725294   351                   7/12/2006             (2,134.00)  F31                       999,755.21  02/28/06     Active Loan
0031754674   351                   3/21/2006               (560.41)  F31                       322,400.00  02/28/06     Active Loan
0031756562   351                   7/18/2006               (841.00)  F31                       214,831.61  02/28/06     Active Loan
0031763402   351                   9/12/2006             (4,377.00)  F31                       458,000.00  02/28/06     Active Loan
0031764145   351                   9/26/2006             (1,390.00)  F31                       344,500.00  02/28/06     Active Loan
0031766660   351                   12/5/2006               (697.08)  F31                       499,988.13  02/28/06     Active Loan
0031771140   351                   8/30/2006               (898.68)  F31                       414,000.00  02/28/06     Active Loan
0031778004   351                   1/19/2007               (969.00)  F31                       525,381.00  02/28/06     Active Loan
0031785504   351                   9/12/2006               (212.00)  F31                       524,865.79  02/28/06     Active Loan
0031789449   351                   8/21/2006               (847.30)  F31                       550,000.00  02/28/06     Active Loan
0018664755   351                   6/1/2006                (658.00)  F32                       195,072.89  03/30/06     Active Loan
0030206312   351                   1/9/2007                (240.00)  F32                       186,400.00  03/30/06     Active Loan
0031797418   351                   7/17/2006               (984.95)  F32                       100,626.44  03/30/06     Active Loan
0031880537   351                   1/3/2007              (5,445.00)  F32                       483,663.72  03/30/06     Active Loan
0031880602   351                   10/4/2006               (748.00)  F32                       313,397.78  03/30/06     Active Loan
0031880636   351                   12/5/2006             (2,101.00)  F32                       328,416.77  03/30/06     Active Loan
0031880909   351                   10/3/2006             (1,243.00)  F32                       303,858.82  03/30/06     Active Loan
0031880917   351                   10/11/2006              (446.47)  F32                       134,782.62  03/30/06     Active Loan
0031880933   351                   6/28/2006               (823.00)  F32                       248,147.68  03/30/06     Active Loan
0031900988   351                   10/3/2006               (451.00)  F32                        96,715.02  03/30/06     Active Loan
0031901010   351                   9/27/2006               (525.00)  F32                       123,150.00  03/30/06     Active Loan
0031901143   351                   10/4/2006               (651.00)  F32                       173,126.95  03/30/06     Active Loan
0031901168   351                   10/9/2006               (319.00)  F32                       100,888.37  03/30/06     Active Loan
0031901267   351                   10/10/2006              (367.00)  F32                       109,800.00  03/30/06     Active Loan
0031901275   351                   10/3/2006               (553.00)  F32                       229,489.61  03/30/06     Active Loan
0031901317   351                   9/12/2006               (505.00)  F32                       157,416.00  03/30/06     Active Loan
0031901325   351                   10/16/2006              (495.00)  F32                       166,085.99  03/30/06     Active Loan
0031901341   351                   10/4/2006               (412.00)  F32                        74,657.04  03/30/06     Active Loan
0031941305   351                   10/27/2006              (743.00)  F32                       127,390.34  03/30/06     Active Loan
0032018103   351                   12/12/2006            (4,936.24)  F32                       164,432.56  03/30/06     Active Loan
0032034654   351                   10/4/2006               (416.00)  F32                        92,383.35  03/30/06     Active Loan
0032034670   351                   11/28/2006            (1,076.00)  F32                             0.00  03/30/06     Zero UPB
0032034696   351                   5/10/2006             (1,231.00)  F32                             0.00  03/30/06     Zero UPB
0032034704   351                   10/26/2006              (546.00)  F32                             0.00  03/30/06     Zero UPB
0032034738   351                   9/11/2006             (1,089.00)  F32                       292,000.00  03/30/06     Active Loan
0032034753   351                   5/1/2006                (758.00)  F32                       211,824.10  03/30/06     Active Loan
0032034761   351                   10/4/2006             (2,331.75)  F32                       201,897.42  03/30/06     Active Loan
0032034795   351                   9/7/2006              (1,079.00)  F32                             0.00  03/30/06     Zero UPB
0032034811   351                   5/9/2006                (839.00)  F32                       150,042.38  03/30/06     Active Loan
0032034837   351                   7/17/2006             (1,051.00)  F32                       207,738.38  03/30/06     Active Loan
0032056335   351                   5/5/2006                (784.11)  F32                             0.00  03/30/06     Zero UPB


(page)


0032060212   351                   5/16/2006             (1,039.18)  F32                       194,400.00  03/30/06     Active Loan
0032070955   351                   5/11/2006               (774.00)  F32                             0.00  03/30/06     Zero UPB
0032071755   351                   6/5/2006                (762.00)  F32                       201,828.60  03/30/06     Active Loan
0032095358   351                   6/23/2006             (1,586.00)  F32                             0.00  03/30/06     Zero UPB
0032100026   351                   12/7/2006               (539.00)  F32                       178,533.30  03/30/06     Active Loan
0032103145   351                   12/12/2006              (837.00)  F32                       108,000.00  03/30/06     Active Loan
0032104465   351                   4/4/2006                (756.33)  F32                        92,768.17  03/30/06     Active Loan
0032120404   351                   1/3/2007                (494.00)  F32                       392,212.00  03/30/06     Active Loan
0032124737   351                   1/22/2007               (762.00)  F32                       124,000.00  03/30/06     Active Loan
0032124851   351                   7/7/2006              (1,107.00)  F32                       308,815.49  03/30/06     Active Loan
0032124877   351                   5/24/2006             (1,613.00)  F32                       375,044.24  03/30/06     Active Loan
0032124885   351                   8/31/2006               (825.00)  F32                             0.00  03/30/06     Zero UPB
0032124893   351                   8/31/2006             (2,363.68)  F32                       499,943.99  03/30/06     Active Loan
0032124919   351                   12/15/2006            (1,610.00)  F32                       329,662.72  03/30/06     Active Loan
0032158776   352                   6/21/2006               (748.30)  F32                        62,471.19  03/30/06     Active Loan
0032219180   351                   9/25/2006               (639.00)  F32                       258,736.69  03/30/06     Active Loan
0032223109   351                   5/9/2006              (1,011.00)  F32                       414,838.06  03/30/06     Active Loan
0032262198   351                   1/24/2007             (1,157.00)  F32                       168,955.41  03/30/06     Active Loan
0032279234   351                   1/19/2007               (515.00)  F32                       204,156.20  03/30/06     Active Loan
0011077591   351                   9/20/2006               (884.00)  F33                       375,957.53  03/31/06     Active Loan
0011095304   351                   12/18/2006            (2,361.00)  F33                       421,488.13  03/31/06     Active Loan
0011124112   351                   10/17/2006            (1,452.99)  F33                       449,896.54  03/31/06     Active Loan
0011214830   351                   9/13/2006               (876.00)  F33                       500,951.42  03/31/06     Active Loan
0011270212   351                   7/7/2006              (3,757.11)  F33                             0.00  03/31/06     Zero UPB
0011270949   351                   11/8/2006             (3,027.00)  F33                       940,576.10  03/31/06     Active Loan
0011304698   355                   10/27/2006           (35,941.00)  F33                     1,146,883.67  03/31/06     Active Loan
0011315488   351                   1/9/2007              (3,867.80)  F33                       794,858.40  03/31/06     Active Loan
0011323581   351                   8/18/2006             (1,531.00)  F33                       260,647.76  03/31/06     Active Loan
0011402898   351                   5/23/2006             (1,067.13)  F33                        56,001.11  03/31/06     Active Loan
0011412632   351                   7/3/2006                (647.00)  F33                        42,633.59  03/31/06     Active Loan
0011620689   351                   11/10/2006            (1,052.00)  F33                        79,567.54  03/31/06     Active Loan
0011782349   351                   6/14/2006               (611.00)  F33                        46,283.23  03/31/06     Active Loan
0011826906   351                   11/7/2006               (579.04)  F33                        62,597.78  03/31/06     Active Loan
0011866472   351                   8/17/2006               (678.00)  F33                             0.00  03/31/06     Zero UPB
0011936168   351                   5/2/2006                (711.63)  F33                        33,476.82  03/31/06     Active Loan
0014124044   351                   5/9/2006                (586.00)  F33                        46,634.14  03/31/06     Active Loan
0014226690   351                   5/10/2006             (2,033.41)  F33                       100,780.26  03/31/06     Active Loan
0014616445   351                   1/3/2007                (259.26)  F33                        26,623.37  03/31/06     Active Loan
0014850861   351                   5/16/2006               (569.00)  F33                        82,322.57  03/31/06     Active Loan
0015168628   351                   9/21/2006               (828.00)  F33                        56,877.76  03/31/06     Active Loan
0015402258   351                   8/14/2006               (696.00)  F33                        77,071.62  03/31/06     Active Loan
0015492218   351                   8/28/2006             (1,015.00)  F33                       161,086.85  03/31/06     Active Loan
0016017584   351                   12/26/2006              (624.00)  F33                        68,246.31  03/31/06     Active Loan
0016568172   351                   8/29/2006             (1,206.07)  F33                       867,559.23  03/31/06     Active Loan


(page)


0017106832   351                   4/25/2006               (488.00)  F33                        68,879.36  03/31/06     Active Loan
0017515859   351                   4/18/2006               (480.92)  F33                        62,948.68  03/31/06     Active Loan
0018182626   351                   1/15/2007               (566.00)  F33                        53,455.29  03/31/06     Active Loan
0018225169   351                   7/10/2006               (499.00)  F33                        60,553.56  03/31/06     Active Loan
0018299354   351                   9/12/2006             (1,486.00)  F33                        49,812.64  03/31/06     Active Loan
0018355503   351                   7/18/2006             (1,115.00)  F33                        22,483.20  03/31/06     Active Loan
0018589010   351                   12/21/2006              (777.00)  F33                        57,062.50  03/31/06     Active Loan
0018618959   351                   9/20/2006             (1,618.00)  F33                       241,585.38  03/31/06     Active Loan
0018651588   351                   11/20/2006              (936.00)  F33                        60,005.96  03/31/06     Active Loan
0018772574   351                   9/14/2006               (796.00)  F33                        62,392.80  03/31/06     Active Loan
0018877530   351                   10/19/2006              (787.16)  F33                        79,447.00  03/31/06     Active Loan
0018941963   351                   6/12/2006             (1,549.00)  F33                        50,913.90  03/31/06     Active Loan
0018988527   351                   12/7/2006               (433.00)  F33                        88,986.00  03/31/06     Active Loan
0019794734   351                   6/22/2006               (847.30)  F33                       712,360.47  03/31/06     Active Loan
0019913615   351                   8/14/2006             (2,507.00)  F33                       265,868.15  03/31/06     Active Loan
0019945088   351                   8/30/2006               (588.00)  F33                       125,817.15  03/31/06     Active Loan
0030013585   351                   10/2/2006               (448.00)  F33                        28,967.70  03/31/06     Active Loan
0030053292   351                   7/17/2006               (802.00)  F33                        40,731.94  03/31/06     Active Loan
0030122386   351                   8/16/2006               (474.00)  F33                        73,688.51  03/31/06     Active Loan
0030164248   351                   1/10/2007             (1,612.00)  F33                        44,385.78  03/31/06     Active Loan
0030176341   351                   6/21/2006               (459.00)  F33                        61,877.04  03/31/06     Active Loan
0030176549   351                   7/17/2006               (452.71)  F33                        33,604.64  03/31/06     Active Loan
0030274971   351                   6/1/2006                (609.00)  F33                        74,845.25  03/31/06     Active Loan
0030345755   351                   8/21/2006               (270.00)  F33                        38,700.53  03/31/06     Active Loan
0030351027   351                   7/12/2006             (4,465.31)  F33                       322,887.02  03/31/06     Active Loan
0011018967   351                   7/7/2006              (1,517.00)  F35                        48,408.51  03/31/06     Active Loan
0011078821   351                   9/14/2006             (1,396.05)  F35                         5,917.26  03/31/06     Active Loan
0011120177   351                   1/23/2007               (828.00)  F35                        33,959.04  03/31/06     Active Loan
0011341575   351                   11/21/2006              (360.00)  F35                        27,078.61  03/31/06     Active Loan
0011342599   351                   12/26/2006              (466.00)  F35                        64,022.32  03/31/06     Active Loan
0011357522   351                   4/18/2006               (820.00)  F35                        19,770.08  03/31/06     Active Loan
0011369121   351                   7/18/2006               (379.00)  F35                        31,427.14  03/31/06     Active Loan
0011401130   351                   6/13/2006               (925.72)  F35                        23,801.22  03/31/06     Active Loan
0011406980   351                   8/28/2006               (371.00)  F35                        47,824.27  03/31/06     Active Loan
0011447208   351                   9/7/2006              (2,175.00)  F35                        67,563.14  03/31/06     Active Loan
0011449220   351                   7/7/2006                (849.00)  F35                        49,883.18  03/31/06     Active Loan
0011454345   351                   9/8/2006                (137.00)  F35                        48,534.44  03/31/06     Active Loan
0011464120   351                   7/17/2006               (452.67)  F35                        89,406.59  03/31/06     Active Loan
0011474020   352                   9/20/2006               (711.00)  F35                        18,978.18  03/31/06     Active Loan
0011481546   351                   11/14/2006              (414.00)  F35                        21,530.83  03/31/06     Active Loan
0011482833   351                   8/21/2006               (870.62)  F35                        44,306.98  03/31/06     Active Loan
0011486388   351                   1/3/2007                (630.42)  F35                        50,219.21  03/31/06     Active Loan
0011498391   351                   1/15/2007               (661.00)  F35                        31,877.48  03/31/06     Active Loan
0011505187   351                   11/3/2006             (3,307.00)  F35                        36,224.96  03/31/06     Active Loan


(page)


0011505450   351                   10/5/2006               (529.00)  F35                        43,842.94  03/31/06     Active Loan
0011589025   351                   12/19/2006              (580.00)  F35                       145,954.58  03/31/06     Active Loan
0011619673   351                   12/6/2006             (1,520.00)  F35                        50,820.62  03/31/06     Active Loan
0011718947   351                   12/20/2006              (364.00)  F35                        26,308.50  03/31/06     Active Loan
0011738143   351                   9/11/2006               (894.00)  F35                        54,602.23  03/31/06     Active Loan
0011787538   351                   1/15/2007               (697.00)  F35                        52,795.45  03/31/06     Active Loan
0011787579   351                   9/6/2006                (475.35)  F35                        51,343.40  03/31/06     Active Loan
0014629133   351                   10/25/2006              (482.00)  F35                        64,194.39  03/31/06     Active Loan
0015081680   351                   9/20/2006               (459.00)  F35                        64,823.94  03/31/06     Active Loan
0015084692   351                   5/2/2006                (591.00)  F35                        44,171.66  03/31/06     Active Loan
0015340219   351                   5/11/2006               (537.00)  F35                        63,820.14  03/31/06     Active Loan
0015583602   351                   4/12/2006             (2,090.00)  F35                       328,314.31  03/31/06     Active Loan
0017241365   351                   10/24/2006              (837.00)  F35                       156,272.95  03/31/06     Active Loan
0017430562   351                   5/10/2006               (912.00)  F35                        99,914.33  03/31/06     Active Loan
0017500505   351                   5/23/2006               (663.00)  F35                        53,808.65  03/31/06     Active Loan
0017630963   351                   11/21/2006              (394.00)  F35                        53,344.83  03/31/06     Active Loan
0018159640   351                   5/10/2006               (492.00)  F35                        42,880.65  03/31/06     Active Loan
0018285650   351                   9/7/2006                (859.00)  F35                       214,902.08  03/31/06     Active Loan
0018290338   351                   9/28/2006               (594.00)  F35                       118,917.25  03/31/06     Active Loan
0018342402   351                   10/2/2006               (844.00)  F35                        96,201.79  03/31/06     Active Loan
0018375469   351                   1/26/2007               (572.47)  F35                       103,143.68  03/31/06     Active Loan
0018393694   351                   9/5/2006                (760.00)  F35                        62,182.26  03/31/06     Active Loan
0018394866   351                   8/17/2006               (602.00)  F35                        74,447.40  03/31/06     Active Loan
0018415257   351                   7/7/2006                (771.00)  F35                       115,834.58  03/31/06     Active Loan
0018471425   351                   4/21/2006             (1,415.36)  F35                        76,756.11  03/31/06     Active Loan
0018504407   351                   5/9/2006                (408.00)  F35                        62,968.07  03/31/06     Active Loan
0018520528   351                   5/30/2006               (859.00)  F35                       224,516.10  03/31/06     Active Loan
0018537068   351                   9/22/2006               (503.00)  F35                       103,945.82  03/31/06     Active Loan
0018541276   351                   1/17/2007               (523.30)  F35                        82,927.66  03/31/06     Active Loan
0018569657   351                   6/21/2006             (1,067.29)  F35                       315,046.81  03/31/06     Active Loan
0018570325   351                   8/21/2006               (377.00)  F35                        47,267.96  03/31/06     Active Loan
0031850738   351                   9/22/2006             (2,045.27)  F36                       460,000.00  04/05/06     Active Loan
0031922438   351                   1/23/2007             (2,979.00)  F36                       500,000.00  04/05/06     Active Loan
0032035172   353                   4/18/2006             (5,255.00)  F36                       999,990.00  04/05/06     Active Loan
0032051369   351                   7/7/2006              (1,779.00)  F36                       514,999.99  04/05/06     Active Loan
0032061699   351                   6/15/2006            (15,980.00)  F36                     1,999,999.01  04/05/06     Active Loan
0032065286   351                   5/17/2006             (2,306.00)  F36                       545,000.00  04/05/06     Active Loan
0032118473   351                   11/8/2006               (686.00)  F36                       300,140.00  04/05/06     Active Loan
0032193864   351                   1/17/2007             (1,647.00)  F36                       731,250.00  04/05/06     Active Loan
0032224743   351                   12/18/2006              (733.22)  F36                       650,000.00  04/05/06     Active Loan
0032230138   351                   10/17/2006            (3,899.00)  F36                       487,999.99  04/05/06     Active Loan
0032243511   351                   12/29/2006            (1,023.00)  F36                       452,000.00  04/05/06     Active Loan
0032246837   351                   8/28/2006               (437.00)  F36                       431,250.00  04/05/06     Active Loan
0032276693   351                   7/3/2006              (1,134.44)  F36                             0.00  04/05/06     Zero UPB


(page)


0032277915   351                   5/2/2006              (2,315.00)  F36                       448,000.00  04/05/06     Active Loan
0032286395   351                   1/5/2007              (1,885.00)  F36                       685,000.00  04/05/06     Active Loan
0032290405   351                   1/9/2007              (1,992.65)  F36                       617,599.73  04/05/06     Active Loan
0032309049   351                   12/18/2006            (1,191.37)  F36                       547,791.10  04/05/06     Active Loan
0032312951   351                   6/27/2006               (425.00)  F36                       454,712.99  04/05/06     Active Loan
0032344574   351                   12/28/2006            (1,049.00)  F36                       514,419.82  04/05/06     Active Loan
0032346298   351                   1/8/2007                (861.18)  F36                       586,316.15  04/05/06     Active Loan
0032346702   351                   11/24/2006              (812.00)  F36                       543,939.14  04/05/06     Active Loan
0032347312   351                   11/21/2006            (1,545.00)  F36                       775,000.00  04/05/06     Active Loan
0032351892   351                   8/21/2006             (1,129.00)  F36                       590,500.00  04/05/06     Active Loan
0032356586   351                   12/21/2006              (474.00)  F36                       568,454.90  04/05/06     Active Loan
0032365520   351                   12/28/2006              (965.00)  F36                       437,740.43  04/05/06     Active Loan
0032368359   351                   11/28/2006            (1,490.30)  F36                       425,918.14  04/05/06     Active Loan
0032369001   351                   4/20/2006             (2,947.00)  F36                             0.00  04/05/06     Zero UPB
0032369340   351                   12/19/2006            (1,190.75)  F36                       439,864.26  04/05/06     Active Loan
0032369803   351                   12/6/2006             (2,687.14)  F36                     1,000,000.00  04/05/06     Active Loan
0032378846   351                   10/25/2006              (825.00)  F36                       535,000.00  04/05/06     Active Loan
0032391062   351                   1/11/2007             (1,170.00)  F36                       436,698.08  04/05/06     Active Loan
0032402786   351                   1/11/2007               (842.00)  F36                       650,000.00  04/05/06     Active Loan
0037332624   351                   10/3/2006             (1,854.00)  F36                       540,000.00  04/05/06     Active Loan
0037396983   351                   8/11/2006               (387.06)  F36                       432,000.00  04/05/06     Active Loan
0037421112   351                   1/3/2007              (1,603.00)  F36                       605,000.00  04/05/06     Active Loan
0037426400   351                   7/11/2006               (651.00)  F36                       459,751.67  04/05/06     Active Loan
0037445269   351                   7/5/2006              (1,159.00)  F36                       892,500.00  04/05/06     Active Loan
0037447984   352                   1/24/2007               (289.00)  F36                       652,500.00  04/05/06     Active Loan
0037449253   351                   9/6/2006              (1,167.00)  F36                       461,250.00  04/05/06     Active Loan
0037462918   351                   9/21/2006             (2,094.00)  F36                       604,000.00  04/05/06     Active Loan
0037463643   351                   8/15/2006             (1,258.57)  F36                       563,980.87  04/05/06     Active Loan
0037469954   351                   8/16/2006             (1,896.00)  F36                       550,000.00  04/05/06     Active Loan
0037477791   351                   1/26/2007             (1,158.00)  F36                       434,000.00  04/05/06     Active Loan
0037480811   351                   1/26/2007               (418.75)  F36                       540,000.00  04/05/06     Active Loan
0037517034   351                   7/7/2006              (1,316.00)  F36                       630,000.00  04/05/06     Active Loan
0037531084   351                   11/13/2006            (1,305.00)  F36                       728,000.00  04/05/06     Active Loan
0037551264   351                   10/9/2006               (865.00)  F36                       591,654.71  04/05/06     Active Loan
0037602372   351                   1/3/2007                (869.40)  F36                       560,000.00  04/05/06     Active Loan
0018245217   351                   8/28/2006               (626.30)  F38                       398,340.06  03/31/06     Active Loan
0018280263   351                   8/17/2006               (510.00)  F38                       122,400.00  03/31/06     Active Loan
0018383687   351                   9/26/2006               (809.00)  F38                       364,000.00  03/31/06     Active Loan
0018398164   351                   9/20/2006               (412.00)  F38                       159,900.00  03/31/06     Active Loan
0018462739   355                   11/22/2006            (2,667.00)  F38                       431,196.30  03/31/06     Active Loan
0018493767   351                   10/5/2006             (1,149.00)  F38                       422,403.47  03/31/06     Active Loan
0018512871   351                   11/6/2006             (1,341.00)  F38                       552,000.00  03/31/06     Active Loan
0018514794   351                   10/18/2006              (638.07)  F38                       391,910.17  03/31/06     Active Loan
0018541086   351                   5/23/2006             (1,163.00)  F38                       485,610.88  03/31/06     Active Loan


(page)


0018553115   351                   10/9/2006             (8,147.00)  F38                       536,004.53  03/31/06     Active Loan
0018559864   351                   9/12/2006             (1,180.13)  F38                       193,839.93  03/31/06     Active Loan
0018569756   351                   9/13/2006               (789.00)  F38                       144,000.00  03/31/06     Active Loan
0018569780   351                   9/22/2006               (610.04)  F38                       202,853.50  03/31/06     Active Loan
0018584482   351                   8/8/2006                (997.00)  F38                       399,464.74  03/31/06     Active Loan
0018620872   351                   6/6/2006              (1,252.50)  F38                       440,000.00  03/31/06     Active Loan
0018667881   351                   1/4/2007             (12,331.44)  F38                       717,852.77  03/31/06     Active Loan
0018680744   351                   10/31/2006              (655.00)  F38                       112,472.50  03/31/06     Active Loan
0018746073   351                   4/10/2006             (1,122.00)  F38                       462,000.00  03/31/06     Active Loan
0018749135   351                   6/6/2006                (881.93)  F38                             0.00  03/31/06     Zero UPB
0018773366   351                   10/24/2006            (1,413.00)  F38                       463,150.12  03/31/06     Active Loan
0018777771   351                   11/8/2006             (1,164.00)  F38                       523,992.18  03/31/06     Active Loan
0018872762   351                   9/11/2006             (1,728.00)  F38                       597,937.58  03/31/06     Active Loan
0030007918   351                   11/16/2006              (399.00)  F38                             0.00  03/31/06     Zero UPB
0030138481   351                   12/5/2006             (1,152.00)  F38                       376,401.13  03/31/06     Active Loan
0030211957   351                   1/17/2007             (1,434.18)  F38                       194,623.12  03/31/06     Active Loan
0030597314   351                   9/26/2006               (750.00)  F38                       180,000.00  03/31/06     Active Loan
0030637367   351                   4/12/2006               (836.00)  F38                       391,897.92  03/31/06     Active Loan
0030662084   351                   5/25/2006               (434.00)  F38                       103,949.66  03/31/06     Active Loan
0030725360   351                   6/9/2006              (1,264.00)  F38                       610,972.73  03/31/06     Active Loan
0030742159   351                   4/25/2006             (1,640.52)  F38                       470,400.00  03/31/06     Active Loan
0030785042   351                   5/10/2006               (725.00)  F38                       200,000.00  03/31/06     Active Loan
0030803928   351                   5/10/2006             (1,588.00)  F38                       583,048.12  03/31/06     Active Loan
0030868426   351                   4/25/2006             (1,532.80)  F38                       446,278.00  03/31/06     Active Loan
0030869481   351                   4/28/2006             (4,575.00)  F38                       542,163.50  03/31/06     Active Loan
0030881890   351                   7/12/2006             (3,069.00)  F38                       575,000.00  03/31/06     Active Loan
0030882864   351                   5/23/2006             (5,466.36)  F38                       539,875.25  03/31/06     Active Loan
0030882971   351                   4/21/2006               (666.00)  F38                       159,720.11  03/31/06     Active Loan
0030883250   351                   4/21/2006               (582.00)  F38                       100,000.00  03/31/06     Active Loan
0030944946   351                   5/23/2006             (1,204.43)  F38                       564,352.85  03/31/06     Active Loan
0030953012   351                   5/12/2006             (1,135.00)  F38                       191,449.71  03/31/06     Active Loan
0030954481   353                   5/17/2006               (956.00)  F38                       125,004.19  03/31/06     Active Loan
0030960058   351                   7/18/2006               (620.00)  F38                       438,047.84  03/31/06     Active Loan
0030987820   351                   5/2/2006              (2,175.00)  F38                       460,000.00  03/31/06     Active Loan
0031007933   351                   5/23/2006             (1,254.00)  F38                       412,000.00  03/31/06     Active Loan
0031038979   351                   6/27/2006               (564.00)  F38                       138,400.00  03/31/06     Active Loan
0031053911   351                   6/15/2006             (1,494.92)  F38                       636,000.00  03/31/06     Active Loan
0031117088   351                   6/7/2006              (1,848.00)  F38                       539,853.75  03/31/06     Active Loan
0031360290   351                   6/1/2006                (893.00)  F38                       103,077.77  03/31/06     Active Loan
0031383953   351                   12/26/2006              (456.72)  F38                       378,569.27  03/31/06     Active Loan
0031449473   351                   7/18/2006               (801.00)  F38                             0.00  03/31/06     Zero UPB
0008802316   351                   9/19/2006               (406.00)  F39                        20,508.52  04/07/06     Active Loan
0101218196   351                   11/20/2006            (1,223.00)  F39                        44,344.34  04/07/06     Active Loan
0101218410   351                   10/23/2006              (685.00)  F39                        75,824.84  04/07/06     Active Loan


(page)


0101226405   351                   4/11/2006               (422.00)  F39                         4,236.99  04/07/06     Active Loan
0101252013   351                   12/4/2006               (466.00)  F39                        15,999.96  04/07/06     Active Loan
0101252591   351                   9/8/2006                (751.00)  F39                        24,308.87  04/07/06     Active Loan
0101253623   351                   9/12/2006             (1,038.00)  F39                         7,493.58  04/07/06     Active Loan
0101253722   351                   6/28/2006               (706.00)  F39                        73,662.81  04/07/06     Active Loan
0101253771   351                   9/6/2006                (589.00)  F39                        62,638.61  04/07/06     Active Loan
0101257665   351                   4/19/2006               (620.00)  F39                        33,749.19  04/07/06     Active Loan
0101257699   351                   5/4/2006                (509.00)  F39                        21,559.24  04/07/06     Active Loan
0101257855   351                   4/21/2006               (988.00)  F39                        20,043.42  04/07/06     Active Loan
0101257889   351                   8/4/2006                (586.00)  F39                        12,277.61  04/07/06     Active Loan
0101257988   351                   10/18/2006              (648.00)  F39                        13,974.48  04/07/06     Active Loan
0101258028   351                   4/19/2006               (577.00)  F39                        36,335.31  04/07/06     Active Loan
0101278463   351                   10/25/2006              (464.00)  F39                        56,180.94  04/07/06     Active Loan
0101994143   351                   4/26/2006               (800.00)  F39                        57,024.10  04/07/06     Active Loan
0101994150   351                   1/22/2007               (323.77)  F39                        23,955.65  04/07/06     Active Loan
0101994465   351                   6/29/2006               (436.40)  F39                         9,351.60  04/07/06     Active Loan
0102004769   351                   7/11/2006             (2,654.00)  F39                        35,202.94  04/07/06     Active Loan
0102004835   351                   5/9/2006                (674.00)  F39                         9,910.37  04/07/06     Active Loan
0102005006   351                   5/9/2006              (1,339.00)  F39                        36,619.56  04/07/06     Active Loan
0104874789   351                   9/12/2006             (2,777.78)  F39                       272,030.32  04/07/06     Active Loan
0104875091   351                   5/9/2006              (1,038.00)  F39                        58,839.60  04/07/06     Active Loan
0104875240   351                   9/21/2006             (1,660.00)  F39                       104,206.04  04/07/06     Active Loan
0104875521   351                   9/20/2006               (410.00)  F39                        59,244.46  04/07/06     Active Loan
0104875869   351                   11/20/2006              (344.00)  F39                        60,782.09  04/07/06     Active Loan
0104876545   351                   4/14/2006               (803.00)  F39                        14,230.06  04/07/06     Active Loan
0104876560   351                   9/13/2006               (364.00)  F39                         5,524.00  04/07/06     Active Loan
0104876578   351                   9/12/2006               (458.00)  F39                        16,048.22  04/07/06     Active Loan
0104876990   351                   11/8/2006             (3,263.00)  F39                       248,184.68  04/07/06     Active Loan
0104877162   351                   6/6/2006                (803.00)  F39                        12,396.17  04/07/06     Active Loan
0104877170   351                   6/8/2006                (650.00)  F39                        10,925.83  04/07/06     Active Loan
0104877394   351                   5/23/2006               (665.66)  F39                        77,480.78  04/07/06     Active Loan
0031755044   351                   6/13/2006               (212.00)  F40                             0.00  05/26/06     Zero UPB
0031902273   351                   6/13/2006               (245.00)  F40                             0.00  05/26/06     Zero UPB
0032236259   351                   6/6/2006              (1,638.00)  F40                             0.00  05/26/06     Zero UPB
0032270241   351                   6/20/2006               (429.00)  F40                             0.00  05/26/06     Zero UPB
0032288565   351                   6/13/2006             (1,119.25)  F40                             0.00  05/26/06     Zero UPB
0032387342   351                   6/20/2006               (427.00)  F40                             0.00  05/26/06     Zero UPB
0032397531   351                   6/1/2006                (232.00)  F40                             0.00  05/26/06     Zero UPB
0032547598   351                   6/22/2006             (1,036.00)  F40                             0.00  05/26/06     Zero UPB
0037436367   351                   6/19/2006               (487.00)  F40                             0.00  05/26/06     Zero UPB
0037763091   352                   6/21/2006               (406.85)  F40                             0.00  05/26/06     Zero UPB
0014935282   351                   1/11/2007               (786.00)  F41                       111,036.51  04/28/06     Active Loan
0030716708   351                   6/2/2006              (3,238.00)  F41                       234,143.44  04/28/06     Active Loan
0031023567   351                   6/6/2006              (1,750.00)  F41                       679,999.64  04/28/06     Active Loan


(page)


0031343395   351                   7/7/2006                (461.90)  F41                        67,920.00  04/28/06     Active Loan
0031462039   351                   8/21/2006             (1,093.73)  F41                       246,000.32  04/28/06     Active Loan
0031786437   351                   6/27/2006             (1,507.00)  F41                       219,900.52  04/28/06     Active Loan
0031786635   352                   5/9/2006                (212.00)  F41                       123,920.00  04/28/06     Active Loan
0031966658   351                   10/9/2006               (603.00)  F41                       205,169.91  04/28/06     Active Loan
0031971385   351                   11/15/2006              (978.00)  F41                       179,944.69  04/28/06     Active Loan
0031992738   351                   10/19/2006            (1,215.00)  F41                       490,927.84  04/28/06     Active Loan
0032032195   351                   11/29/2006              (498.00)  F41                       145,200.00  04/28/06     Active Loan
0032039125   351                   11/16/2006            (2,110.00)  F41                       145,200.00  04/28/06     Active Loan
0032051856   351                   10/23/2006              (563.00)  F41                       213,600.00  04/28/06     Active Loan
0032101677   351                   6/6/2006              (1,283.00)  F41                       323,114.65  04/28/06     Active Loan
0032281370   351                   5/31/2006               (123.00)  F41                        10,423.63  04/28/06     Active Loan
0032313736   351                   10/31/2006              (361.00)  F41                        32,036.88  04/28/06     Active Loan
0032368417   351                   1/9/2007                (154.00)  F41                       116,840.00  04/28/06     Active Loan
0032407777   351                   7/12/2006             (2,168.44)  F41                       629,922.41  04/28/06     Active Loan
0032439796   351                   1/17/2007               (229.00)  F41                        89,941.65  04/28/06     Active Loan
0100490317   351                   12/15/2006            (1,244.97)  F41                        65,939.39  04/28/06     Active Loan
0100939081   351                   1/16/2007               (223.00)  F41                        14,242.30  04/28/06     Active Loan
0105074314   351                   12/15/2006            (5,065.14)  F41                        24,905.00  04/28/06     Active Loan
0111682266   352                   6/8/2006              (4,315.70)  F41                             0.00  04/28/06     Zero UPB
0112775614   351                   5/23/2006               (899.00)  F41                        18,388.93  04/28/06     Active Loan
0112858840   351                   9/15/2006             (1,486.66)  F41                       241,338.55  04/28/06     Active Loan
0113292346   351                   6/13/2006             (1,023.00)  F41                        73,700.88  04/28/06     Active Loan
0113610554   351                   7/7/2006                (381.00)  F41                       108,000.00  04/28/06     Active Loan
0114971583   351                   7/12/2006               (484.00)  F41                        72,371.08  04/28/06     Active Loan
0114972367   351                   11/17/2006              (714.00)  F41                       158,325.46  04/28/06     Active Loan
0115197576   351                   6/6/2006              (1,785.00)  F41                       109,794.95  04/28/06     Active Loan
0115243792   351                   8/28/2006               (720.00)  F41                       201,665.62  04/28/06     Active Loan
0115601965   351                   7/5/2006                (341.00)  F41                        42,672.02  04/28/06     Active Loan
0115603169   351                   9/22/2006               (770.00)  F41                        72,921.06  04/28/06     Active Loan
0115603201   351                   7/12/2006               (856.40)  F41                        63,484.86  04/28/06     Active Loan
0116223553   351                   11/13/2006            (1,802.00)  F41                        89,913.90  04/28/06     Active Loan
0116224726   355                   10/3/2006                (76.22)  F41                       186,519.50  04/28/06     Active Loan
0116227406   351                   12/28/2006            (2,743.23)  F41                       105,675.82  04/28/06     Active Loan
0116495045   351                   8/11/2006               (614.00)  F41                       118,062.40  04/28/06     Active Loan
0116556861   351                   5/17/2006               (439.00)  F41                       187,597.50  04/28/06     Active Loan
0116628017   351                   1/9/2007                (287.00)  F41                       187,476.72  04/28/06     Active Loan
0116749219   352                   1/12/2007             (3,115.75)  F41                       607,851.32  04/28/06     Active Loan
0117064147   351                   10/17/2006            (1,464.37)  F41                        25,532.19  04/28/06     Active Loan
0117064592   351                   8/7/2006                (749.00)  F41                       183,558.72  04/28/06     Active Loan
0117064790   351                   11/20/2006            (1,330.00)  F41                        89,943.35  04/28/06     Active Loan
0117064881   351                   12/14/2006            (1,125.00)  F41                       123,837.22  04/28/06     Active Loan
0117064972   351                   6/7/2006                (386.00)  F41                        82,224.57  04/28/06     Active Loan
0117065011   351                   9/15/2006             (1,174.00)  F41                        68,854.15  04/28/06     Active Loan


(page)


0117065078   351                   12/4/2006             (1,345.00)  F41                        48,034.45  04/28/06     Active Loan
0117065102   351                   10/10/2006            (2,001.00)  F41                       175,834.26  04/28/06     Active Loan
0117065144   351                   7/17/2006               (653.00)  F41                       126,811.44  04/28/06     Active Loan
0106228620   351                   1/3/2007                (198.00)  F42                        17,676.35  04/28/06     Active Loan
0106296635   351                   1/3/2007                (291.00)  F42                        12,671.83  04/28/06     Active Loan
0106461718   351                   1/5/2007                (203.00)  F42                        20,267.25  04/28/06     Active Loan
0016606642   351                   1/2/2007              (1,906.00)  F43                        70,191.48  07/31/06     Active Loan
0030044705   351                   11/24/2006              (987.00)  F43                        37,409.87  07/31/06     Active Loan
0030947543   351                   1/17/2007             (4,182.00)  F43                       736,990.73  07/31/06     Active Loan
0031442957   351                   12/27/2006              (633.00)  F43                       115,511.04  07/31/06     Active Loan
0031886633   351                   11/24/2006            (2,498.00)  F43                       593,293.63  07/31/06     Active Loan
0032009540   351                   10/18/2006            (1,682.00)  F43                        91,752.30  07/31/06     Active Loan
0032176760   351                   1/9/2007                (963.03)  F43                       143,442.98  07/31/06     Active Loan
0032183899   351                   12/21/2006              (895.02)  F43                       459,726.36  07/31/06     Active Loan
0032246324   352                   1/8/2007              (1,702.08)  F43                       153,109.38  07/31/06     Active Loan
0032271439   351                   12/26/2006            (2,192.00)  F43                       648,750.00  07/31/06     Active Loan
0032426462   351                   1/22/2007             (1,715.00)  F43                       463,573.41  07/31/06     Active Loan
0032429367   351                   12/4/2006             (1,867.00)  F43                       860,953.46  07/31/06     Active Loan
0032468258   351                   12/15/2006              (914.00)  F43                       455,444.10  07/31/06     Active Loan
0032486417   351                   8/10/2006             (3,185.00)  F43                       992,705.76  07/31/06     Active Loan
0032512279   351                   11/6/2006             (1,309.00)  F43                       451,125.60  07/31/06     Active Loan
0032528291   351                   1/3/2007                (623.00)  F43                       185,840.31  07/31/06     Active Loan
0032531733   351                   8/21/2006             (1,558.49)  F43                       579,580.72  07/31/06     Active Loan
0032545386   351                   9/5/2006                (521.00)  F43                        99,168.51  07/31/06     Active Loan
0032703613   351                   11/28/2006            (1,795.00)  F43                       475,469.48  07/31/06     Active Loan
0032735821   351                   9/6/2006              (1,301.00)  F43                        99,143.61  07/31/06     Active Loan
0032753113   351                   12/22/2006            (1,044.00)  F43                       415,268.57  07/31/06     Active Loan
0032755621   351                   8/1/2006                (980.94)  F43                       199,520.68  07/31/06     Active Loan
0032768376   351                   1/4/2007                (158.00)  F43                       258,624.82  07/31/06     Active Loan
0032797094   355                   12/14/2006              (283.25)  F43                       221,892.25  07/31/06     Active Loan
0032805111   351                   9/25/2006               (505.92)  F43                        99,316.74  07/31/06     Active Loan
0032805350   351                   11/21/2006              (610.18)  F43                        56,668.71  07/31/06     Active Loan
0032809337   351                   9/6/2006                (507.00)  F43                        54,958.84  07/31/06     Active Loan
0032810160   351                   12/11/2006              (524.33)  F43                       113,824.56  07/31/06     Active Loan
0032850976   352                   10/18/2006            (1,483.72)  F43                       127,897.28  07/31/06     Active Loan
0032851271   351                   11/30/2006            (5,665.00)  F43                       725,632.42  07/31/06     Active Loan
0032861270   351                   8/17/2006             (1,448.00)  F43                       601,108.74  07/31/06     Active Loan
0032891384   351                   11/27/2006              (413.62)  F43                        82,872.34  07/31/06     Active Loan
0032894412   351                   12/5/2006               (893.07)  F43                       546,902.69  07/31/06     Active Loan
0036296093   351                   10/3/2006               (507.00)  F43                        47,327.12  07/31/06     Active Loan
0036373637   351                   8/18/2006               (572.00)  F43                             0.00  07/31/06     Zero UPB
0037378908   351                   8/9/2006                (543.00)  F43                        91,470.16  07/31/06     Active Loan
0037431491   351                   8/4/2006              (1,388.68)  F43                       342,104.66  07/31/06     Active Loan
0037437894   351                   11/1/2006               (360.00)  F43                             0.00  07/31/06     Zero UPB


(page)


0037565702   351                   9/11/2006               (496.00)  F43                       212,984.50  07/31/06     Active Loan
0037583085   351                   8/22/2006               (719.71)  F43                       417,265.47  07/31/06     Active Loan
0037714714   351                   11/6/2006               (877.00)  F43                       154,730.99  07/31/06     Active Loan
0037915063   351                   1/5/2007              (5,754.00)  F43                       322,102.19  07/31/06     Active Loan
0037932522   351                   11/30/2006            (5,153.00)  F43                     1,307,417.88  07/31/06     Active Loan
0038121166   351                   8/11/2006             (1,109.00)  F43                        82,195.85  07/31/06     Active Loan
0038137907   351                   11/17/2006               (12.00)  F43                       472,000.00  07/31/06     Active Loan
0038243820   351                   9/18/2006                (40.87)  F43                       673,944.70  07/31/06     Active Loan
0038333548   351                   9/20/2006               (875.00)  F43                       133,672.95  07/31/06     Active Loan
0038457883   351                   10/3/2006             (1,194.46)  F43                       142,064.11  07/31/06     Active Loan
0118533785   351                   8/14/2006             (1,323.00)  F43                       426,013.25  07/31/06     Active Loan
0118619527   351                   9/18/2006               (712.00)  F43                       189,698.64  07/31/06     Active Loan
0015051154   351                   8/25/2006               (613.00)  F44                        79,772.96  04/28/06     Active Loan
0015516636   351                   12/6/2006             (1,511.00)  F44                        54,249.84  04/28/06     Active Loan
0015605884   355                   8/1/2006              (4,126.00)  F44                       279,712.15  04/28/06     Active Loan
0017191172   351                   8/15/2006               (477.00)  F44                       120,792.23  04/28/06     Active Loan
0018261719   351                   8/17/2006             (1,435.00)  F44                        47,859.38  04/28/06     Active Loan
0018644617   352                   1/11/2007               (292.00)  F44                        56,346.64  04/28/06     Active Loan
0018938365   351                   5/9/2006              (1,071.00)  F44                        77,755.44  04/28/06     Active Loan
0030191498   351                   6/14/2006               (545.00)  F44                             0.00  04/28/06     Zero UPB
0030287304   351                   9/15/2006               (893.00)  F44                        54,761.87  04/28/06     Active Loan
0030375919   351                   6/5/2006              (1,386.00)  F44                       185,755.44  04/28/06     Active Loan
0030902530   351                   5/9/2006                (875.00)  F44                       339,928.64  04/28/06     Active Loan
0030906481   351                   9/6/2006              (1,013.00)  F44                       357,284.00  04/28/06     Active Loan
0030948111   351                   6/13/2006             (1,044.48)  F44                       313,306.65  04/28/06     Active Loan
0030974661   351                   6/20/2006             (1,813.00)  F44                       360,000.00  04/28/06     Active Loan
0031044068   351                   12/27/2006              (985.63)  F44                       471,250.00  04/28/06     Active Loan
0031044134   351                   12/27/2006            (1,382.16)  F44                       540,000.00  04/28/06     Active Loan
0031049513   351                   8/28/2006             (1,708.09)  F44                       149,296.87  04/28/06     Active Loan
0031054109   351                   6/14/2006             (1,282.00)  F44                       165,370.72  04/28/06     Active Loan
0031057201   351                   8/18/2006             (1,063.00)  F44                       271,356.22  04/28/06     Active Loan
0031063977   351                   8/10/2006               (790.00)  F44                       322,550.00  04/28/06     Active Loan
0031065683   351                   6/6/2006                (582.13)  F44                       204,150.00  04/28/06     Active Loan
0031109887   351                   9/15/2006             (1,127.00)  F44                       375,920.00  04/28/06     Active Loan
0031132335   351                   5/10/2006               (451.00)  F44                       177,587.22  04/28/06     Active Loan
0031133440   351                   6/1/2006                (767.00)  F44                       258,400.00  04/28/06     Active Loan
0031133721   351                   6/8/2006              (1,278.63)  F44                       328,305.73  04/28/06     Active Loan
0031138696   351                   12/21/2006            (3,885.00)  F44                       191,200.00  04/28/06     Active Loan
0031179211   351                   7/26/2006               (916.00)  F44                       120,919.13  04/28/06     Active Loan
0031198039   351                   6/12/2006             (1,322.00)  F44                       237,852.49  04/28/06     Active Loan
0031210891   351                   7/5/2006                (398.00)  F44                       243,150.00  04/28/06     Active Loan
0031215510   351                   6/20/2006               (313.64)  F44                       165,600.00  04/28/06     Active Loan
0031225766   351                   12/29/2006               (98.00)  F44                       346,496.54  04/28/06     Active Loan
0031233943   351                   8/23/2006             (1,379.96)  F44                       107,199.00  04/28/06     Active Loan


(page)


0031309388   351                   7/7/2006                (951.00)  F44                             0.00  04/28/06     Zero UPB
0031309487   351                   7/12/2006               (777.00)  F44                       260,000.00  04/28/06     Active Loan
0031312689   351                   1/5/2007              (2,852.00)  F44                       400,000.00  04/28/06     Active Loan
0031344658   351                   8/31/2006             (1,326.00)  F44                       321,000.00  04/28/06     Active Loan
0031345184   351                   6/14/2006               (412.00)  F44                        96,330.22  04/28/06     Active Loan
0031350168   351                   6/2/2006              (3,420.00)  F44                       273,000.00  04/28/06     Active Loan
0031375728   351                   9/11/2006               (646.00)  F44                       336,862.90  04/28/06     Active Loan
0031392822   351                   7/17/2006               (737.00)  F44                       192,800.00  04/28/06     Active Loan
0031400864   351                   7/7/2006                (975.00)  F44                       276,640.00  04/28/06     Active Loan
0031449408   351                   8/8/2006                (620.00)  F44                       299,200.00  04/28/06     Active Loan
0031499627   351                   8/4/2006                (510.30)  F44                       209,492.94  04/28/06     Active Loan
0031525017   351                   8/7/2006                (791.00)  F44                       262,353.05  04/28/06     Active Loan
0031525181   351                   8/22/2006               (860.00)  F44                       270,503.00  04/28/06     Active Loan
0031600141   351                   9/6/2006                (497.00)  F44                       142,888.79  04/28/06     Active Loan
0031671209   351                   9/18/2006             (1,150.99)  F44                       222,924.60  04/28/06     Active Loan
0031685068   351                   9/8/2006              (1,718.00)  F44                       411,798.32  04/28/06     Active Loan
0031744600   351                   10/17/2006              (844.00)  F44                       311,238.15  04/28/06     Active Loan
0031757115   351                   9/6/2006              (1,442.00)  F44                       359,223.07  04/28/06     Active Loan
0016559817   351                   5/1/2006                (971.00)  F45                       357,191.08  04/28/06     Active Loan
0018666438   351                   10/16/2006            (1,795.00)  F45                       157,500.00  04/28/06     Active Loan
0018781674   351                   12/22/2006            (1,941.00)  F45                       777,402.00  04/28/06     Active Loan
0019019801   351                   8/30/2006             (1,817.69)  F45                       539,253.47  04/28/06     Active Loan
0030281380   351                   8/7/2006                (871.00)  F45                       448,257.97  04/28/06     Active Loan
0031069602   351                   1/8/2007                (784.00)  F45                       205,571.87  04/28/06     Active Loan
0031134752   351                   7/18/2006               (407.12)  F45                        94,878.91  04/28/06     Active Loan
0031191372   351                   6/23/2006             (1,646.04)  F45                       723,090.83  04/28/06     Active Loan
0031377906   351                   7/18/2006             (2,048.00)  F45                       182,766.60  04/28/06     Active Loan
0031515901   351                   8/25/2006             (2,200.00)  F45                       493,309.64  04/28/06     Active Loan
0031524853   351                   8/3/2006                (795.00)  F45                       224,000.00  04/28/06     Active Loan
0031608607   351                   8/30/2006               (381.00)  F45                       118,529.66  04/28/06     Active Loan
0031613177   351                   9/12/2006             (1,170.94)  F45                       308,000.00  04/28/06     Active Loan
0031669211   351                   9/27/2006               (618.76)  F45                       155,200.00  04/28/06     Active Loan
0031719966   351                   1/18/2007               (688.00)  F45                       194,776.64  04/28/06     Active Loan
0031726987   351                   9/18/2006               (502.00)  F45                             0.00  04/28/06     Zero UPB
0031754526   351                   9/28/2006               (741.00)  F45                             0.00  04/28/06     Zero UPB
0031818396   351                   9/7/2006              (2,044.00)  F45                       182,121.35  04/28/06     Active Loan
0031820673   351                   10/10/2006              (906.81)  F45                       251,703.52  04/28/06     Active Loan
0031874084   351                   12/27/2006            (1,314.00)  F45                       386,814.80  04/28/06     Active Loan
0031893282   351                   6/27/2006             (5,949.00)  F45                       251,912.18  04/28/06     Active Loan
0031929961   351                   9/29/2006             (4,742.00)  F45                       240,000.00  04/28/06     Active Loan
0031933302   351                   8/11/2006               (795.00)  F45                       241,530.54  04/28/06     Active Loan
0031947880   351                   6/21/2006             (1,190.00)  F45                       320,000.00  04/28/06     Active Loan
0031948383   351                   10/11/2006              (809.00)  F45                       349,158.23  04/28/06     Active Loan
0031985799   351                   12/7/2006             (4,251.35)  F45                       216,000.00  04/28/06     Active Loan


(page)


0031986730   351                   11/22/2006            (1,449.25)  F45                             0.00  04/28/06     Zero UPB
0031995228   351                   1/9/2007              (1,878.57)  F45                       205,381.29  04/28/06     Active Loan
0032007031   351                   11/14/2006              (803.13)  F45                       385,698.99  04/28/06     Active Loan
0032008104   351                   11/28/2006              (716.00)  F45                       320,000.00  04/28/06     Active Loan
0032009763   351                   11/3/2006               (832.00)  F45                       438,400.00  04/28/06     Active Loan
0032017865   351                   12/14/2006            (1,011.00)  F45                       575,000.00  04/28/06     Active Loan
0032038911   351                   10/31/2006              (848.00)  F45                       319,910.00  04/28/06     Active Loan
0032047888   351                   11/29/2006              (925.75)  F45                       163,015.63  04/28/06     Active Loan
0032048118   351                   11/13/2006              (557.00)  F45                       112,027.23  04/28/06     Active Loan
0032048480   351                   10/17/2006            (7,090.00)  F45                       513,748.00  04/28/06     Active Loan
0032063570   351                   11/7/2006               (680.00)  F45                       127,299.26  04/28/06     Active Loan
0032066318   351                   11/22/2006              (538.00)  F45                       116,482.85  04/28/06     Active Loan
0032069841   351                   12/19/2006            (1,698.31)  F45                       240,383.01  04/28/06     Active Loan
0032070088   351                   8/3/2006                (472.86)  F45                       135,985.37  04/28/06     Active Loan
0032070229   351                   8/18/2006               (476.00)  F45                       138,500.00  04/28/06     Active Loan
0032072795   351                   6/16/2006             (1,238.00)  F45                       474,760.94  04/28/06     Active Loan
0032081325   351                   1/8/2007              (1,147.00)  F45                       292,000.00  04/28/06     Active Loan
0032096828   351                   5/10/2006             (1,343.00)  F45                       283,000.00  04/28/06     Active Loan
0032102410   351                   10/6/2006             (1,397.00)  F45                       337,500.00  04/28/06     Active Loan
0032105017   352                   1/24/2007               (207.00)  F45                       384,000.00  04/28/06     Active Loan
0032106486   352                   6/13/2006             (1,959.58)  F45                       255,719.91  04/28/06     Active Loan
0032107989   351                   7/12/2006             (1,573.00)  F45                       530,560.17  04/28/06     Active Loan
0032109266   351                   12/4/2006               (387.00)  F45                       204,176.00  04/28/06     Active Loan
0032114688   353                   11/22/2006            (1,395.00)  F45                       169,551.42  04/28/06     Active Loan
0109873596   351                   8/17/2006               (972.17)  F46                        87,389.54  05/26/06     Active Loan
0116660515   351                   12/21/2006            (3,862.69)  F46                       175,986.22  05/26/06     Active Loan
0116666025   351                   6/9/2006                (640.00)  F46                       247,003.61  05/26/06     Active Loan
0116667965   351                   1/8/2007                (551.00)  F46                        87,028.48  05/26/06     Active Loan
0116668930   351                   9/15/2006             (3,454.00)  F46                       309,042.26  05/26/06     Active Loan
0116669243   351                   12/14/2006            (2,129.00)  F46                       105,983.08  05/26/06     Active Loan
0116684770   351                   12/28/2006            (1,199.00)  F46                        89,200.44  05/26/06     Active Loan
0116684804   351                   9/7/2006              (1,530.00)  F46                        93,806.87  05/26/06     Active Loan
0116691791   352                   6/26/2006             (2,770.70)  F46                       328,447.72  05/26/06     Active Loan
0116703232   351                   10/23/2006            (5,558.00)  F46                       225,828.89  05/26/06     Active Loan
0116709882   351                   9/12/2006             (1,324.00)  F46                       288,915.63  05/26/06     Active Loan
0116718743   351                   1/23/2007               (100.00)  F46                        72,700.28  05/26/06     Active Loan
116723016    351                   12/6/2006               (496.64)  F46                       107,717.85  05/26/06     Active Loan
0116725755   351                   1/10/2007               (922.00)  F46                       102,192.95  05/26/06     Active Loan
0116726951   351                   9/11/2006               (452.00)  F46                        22,696.35  05/26/06     Active Loan
0116727686   351                   9/15/2006             (2,402.10)  F46                        77,908.17  05/26/06     Active Loan
0117453480   351                   1/11/2007               (130.00)  F46                        97,167.13  05/26/06     Active Loan
0117466979   351                   7/12/2006             (1,435.43)  F46                             0.00  05/26/06     Zero UPB
0011050549   351                   9/18/2006             (1,476.00)  F47                        84,963.74  05/30/06     Active Loan
0015591746   351                   8/31/2006             (1,077.00)  F47                       388,051.21  05/30/06     Active Loan


(page)


0018340646   351                   8/31/2006             (4,394.00)  F47                             0.00  05/30/06     Zero UPB
0019654961   353                   12/19/2006            (4,653.00)  F47                     1,424,427.69  05/30/06     Active Loan
0030787006   351                   9/15/2006             (1,403.00)  F47                        68,699.08  05/30/06     Active Loan
0030833628   351                   7/11/2006               (508.00)  F47                       210,532.80  05/30/06     Active Loan
0031005218   351                   7/10/2006               (595.00)  F47                       346,349.48  05/30/06     Active Loan
0031071855   351                   6/6/2006              (1,005.75)  F47                       551,624.75  05/30/06     Active Loan
0031090681   351                   7/12/2006               (625.76)  F47                        82,490.90  05/30/06     Active Loan
0031195233   351                   7/18/2006               (685.00)  F47                       158,399.99  05/30/06     Active Loan
0031259427   351                   6/8/2006                (909.00)  F47                       252,283.93  05/30/06     Active Loan
0031260250   351                   7/3/2006                (208.00)  F47                        65,698.73  05/30/06     Active Loan
0031304066   351                   6/20/2006               (827.00)  F47                        58,906.08  05/30/06     Active Loan
0031320997   351                   7/5/2006              (1,044.00)  F47                       213,984.45  05/30/06     Active Loan
0031421522   351                   8/3/2006                (338.00)  F47                        46,275.24  05/30/06     Active Loan
0031422413   351                   8/18/2006             (1,065.00)  F47                       482,727.71  05/30/06     Active Loan
0031493505   351                   10/11/2006              (684.00)  F47                       200,998.98  05/30/06     Active Loan
0031508203   351                   7/17/2006               (928.00)  F47                       223,856.40  05/30/06     Active Loan
0031557119   351                   11/8/2006             (4,688.00)  F47                       621,600.00  05/30/06     Active Loan
0031575608   351                   7/11/2006               (702.37)  F47                       133,629.56  05/30/06     Active Loan
0031580541   355                   10/16/2006              (264.71)  F47                        62,289.74  05/30/06     Active Loan
0031581440   351                   11/13/2006              (776.01)  F47                       233,200.64  05/30/06     Active Loan
0031594104   351                   9/7/2006              (2,624.00)  F47                       103,988.06  05/30/06     Active Loan
0031645070   351                   11/22/2006            (3,129.00)  F47                       160,000.00  05/30/06     Active Loan
0031654536   351                   8/8/2006                (756.00)  F47                        76,279.95  05/30/06     Active Loan
0031668874   351                   9/5/2006                (597.88)  F47                       165,760.18  05/30/06     Active Loan
0031698657   351                   12/8/2006             (2,452.00)  F47                       197,600.00  05/30/06     Active Loan
0031705460   351                   8/31/2006             (1,335.00)  F47                       183,748.89  05/30/06     Active Loan
0031722770   351                   9/8/2006              (3,740.00)  F47                       230,982.21  05/30/06     Active Loan
0031723174   351                   9/18/2006               (921.00)  F47                       151,881.22  05/30/06     Active Loan
0031730708   351                   9/5/2006                (701.32)  F47                       125,599.39  05/30/06     Active Loan
0031736069   351                   10/24/2006            (2,908.68)  F47                       490,602.80  05/30/06     Active Loan
0031738552   353                   6/2/2006              (3,061.63)  F47                       611,000.00  05/30/06     Active Loan
0031779812   351                   10/11/2006              (496.52)  F47                       232,000.00  05/30/06     Active Loan
0031798572   351                   9/27/2006               (736.34)  F47                       137,496.60  05/30/06     Active Loan
0031817729   351                   10/9/2006             (2,024.14)  F47                       339,490.95  05/30/06     Active Loan
0031818859   351                   11/17/2006              (788.00)  F47                        89,380.62  05/30/06     Active Loan
0031835259   351                   9/14/2006            (20,372.45)  F47                     1,360,662.55  05/30/06     Active Loan
0031864309   351                   9/26/2006               (365.00)  F47                        49,802.52  05/30/06     Active Loan
0031891104   351                   10/16/2006              (410.04)  F47                       143,880.12  05/30/06     Active Loan
0031903644   351                   9/26/2006               (686.00)  F47                       244,000.00  05/30/06     Active Loan
0031933773   351                   10/11/2006            (1,280.00)  F47                       172,371.26  05/30/06     Active Loan
0031938582   351                   10/19/2006            (3,136.00)  F47                       258,000.00  05/30/06     Active Loan
0031951114   351                   10/5/2006             (3,653.00)  F47                       645,987.31  05/30/06     Active Loan
0031951577   351                   10/12/2006              (681.00)  F47                       231,931.11  05/30/06     Active Loan
0031966328   351                   12/26/2006            (1,653.32)  F47                       137,532.62  05/30/06     Active Loan


(page)


0031978190   351                   11/7/2006             (2,031.43)  F47                       686,233.26  05/30/06     Active Loan
0031997232   351                   10/18/2006              (960.00)  F47                       748,587.56  05/30/06     Active Loan
0032008344   351                   11/28/2006            (1,754.00)  F47                     1,381,046.39  05/30/06     Active Loan
0032014920   351                   11/9/2006             (1,054.00)  F47                       253,858.46  05/30/06     Active Loan
0018298638   351                   9/20/2006             (1,034.00)  F48                       188,375.00  05/31/06     Active Loan
0030043806   351                   12/19/2006              (577.00)  F48                       116,133.49  05/31/06     Active Loan
0030157895   351                   11/10/2006            (4,310.00)  F48                       170,245.95  05/31/06     Active Loan
0030945182   351                   11/3/2006               (978.00)  F48                        78,669.18  05/31/06     Active Loan
0031014442   355                   12/14/2006            (1,184.50)  F48                       800,000.00  05/31/06     Active Loan
0031374127   351                   8/9/2006              (1,067.00)  F48                       235,498.59  05/31/06     Active Loan
0031490220   351                   8/10/2006             (1,013.00)  F48                       160,451.64  05/31/06     Active Loan
0031509615   351                   8/15/2006               (821.00)  F48                       293,883.43  05/31/06     Active Loan
0031760879   351                   6/1/2006                (648.00)  F48                       164,800.00  05/31/06     Active Loan
0031863012   351                   10/25/2006              (732.00)  F48                       223,935.83  05/31/06     Active Loan
0031952906   351                   1/3/2007                (887.00)  F48                       104,300.00  05/31/06     Active Loan
0031984693   351                   10/26/2006              (758.00)  F48                       315,869.00  05/31/06     Active Loan
0032004277   351                   6/7/2006                 (36.00)  F48                       420,000.00  05/31/06     Active Loan
0032050387   351                   11/8/2006             (1,058.00)  F48                       211,654.24  05/31/06     Active Loan
0032061327   351                   10/6/2006               (423.74)  F48                       143,370.22  05/31/06     Active Loan
0032068389   351                   11/16/2006              (738.00)  F48                       471,994.84  05/31/06     Active Loan
0032118648   351                   11/20/2006              (848.00)  F48                       139,554.51  05/31/06     Active Loan
0032119083   351                   11/6/2006               (334.00)  F48                        97,406.99  05/31/06     Active Loan
0032157414   351                   11/28/2006              (609.00)  F48                        72,883.31  05/31/06     Active Loan
0032200636   351                   9/5/2006              (1,717.00)  F48                       296,934.69  05/31/06     Active Loan
0032218620   351                   11/28/2006            (2,165.79)  F48                       546,876.00  05/31/06     Active Loan
0032232126   351                   7/12/2006             (4,490.00)  F48                     1,820,000.00  05/31/06     Active Loan
0032250193   351                   12/26/2006              (977.00)  F48                       151,200.00  05/31/06     Active Loan
0032265183   351                   12/26/2006              (773.03)  F48                       202,400.00  05/31/06     Active Loan
0032295941   351                   11/27/2006              (815.00)  F48                       310,495.00  05/31/06     Active Loan
0032319121   351                   11/6/2006               (700.00)  F48                       580,000.00  05/31/06     Active Loan
0032340788   351                   10/24/2006            (1,331.90)  F48                       251,328.11  05/31/06     Active Loan
0032340861   351                   10/12/2006            (1,005.00)  F48                       246,436.92  05/31/06     Active Loan
0032369357   351                   11/14/2006              (532.00)  F48                       200,000.00  05/31/06     Active Loan
0032375081   352                   1/17/2007             (2,729.50)  F48                       982,400.00  05/31/06     Active Loan
0032388530   351                   1/22/2007               (696.00)  F48                       556,000.00  05/31/06     Active Loan
0032388746   351                   7/13/2006             (4,528.93)  F48                       490,178.06  05/31/06     Active Loan
0032393894   351                   1/26/2007               (508.00)  F48                       112,930.18  05/31/06     Active Loan
0032397143   352                   1/8/2007              (2,729.50)  F48                       747,999.93  05/31/06     Active Loan
0032407389   351                   1/8/2007                (624.00)  F48                       276,000.00  05/31/06     Active Loan
0032442394   351                   10/24/2006            (1,124.00)  F48                       187,728.78  05/31/06     Active Loan
0032472409   351                   1/9/2007              (1,494.29)  F48                       195,976.90  05/31/06     Active Loan
0032485641   351                   9/6/2006              (1,441.99)  F48                       450,000.00  05/31/06     Active Loan
0032507246   351                   9/20/2006             (5,519.34)  F48                       602,500.00  05/31/06     Active Loan
0032509184   351                   12/8/2006             (1,492.00)  F48                       500,000.00  05/31/06     Active Loan


(page)


0032517583   351                   1/23/2007               (711.19)  F48                       250,614.00  05/31/06     Active Loan
0032524654   351                   6/1/2006              (1,939.00)  F48                       769,260.80  05/31/06     Active Loan
0032527483   351                   9/8/2006              (6,929.60)  F48                       567,999.96  05/31/06     Active Loan
0032530545   351                   1/26/2007               (598.00)  F48                       276,000.00  05/31/06     Active Loan
0032532491   351                   1/3/2007              (3,057.00)  F48                       357,092.94  05/31/06     Active Loan
0032535320   351                   9/6/2006              (5,092.00)  F48                       637,258.13  05/31/06     Active Loan
0032537722   351                   11/24/2006            (2,501.00)  F48                             0.00  05/31/06     Zero UPB
0032565228   351                   11/22/2006            (7,224.00)  F48                     1,260,000.00  05/31/06     Active Loan
0032581191   351                   12/6/2006             (6,249.20)  F48                     1,250,000.00  05/31/06     Active Loan
0032590846   351                   8/10/2006             (3,914.00)  F48                       724,900.00  05/31/06     Active Loan
0030662852   355                   6/12/2006             (2,241.00)  F49                       407,802.13  05/25/06     Active Loan
0032035859   351                   11/22/2006              (189.00)  F49                     1,000,000.00  05/25/06     Active Loan
0032389355   351                   7/17/2006             (1,507.00)  F49                       287,000.00  05/25/06     Active Loan
0032390999   351                   12/18/2006              (961.00)  F49                       384,000.00  05/25/06     Active Loan
0032422123   351                   9/8/2006              (4,359.00)  F49                       520,000.00  05/25/06     Active Loan
0032466419   351                   1/25/2007               (465.00)  F49                       461,829.55  05/25/06     Active Loan
0032511974   351                   8/15/2006             (1,618.52)  F49                       462,000.00  05/25/06     Active Loan
0032528440   351                   8/23/2006               (844.00)  F49                       750,000.00  05/25/06     Active Loan
0032532897   352                   1/8/2007              (5,304.50)  F49                       622,500.00  05/25/06     Active Loan
0032534687   351                   9/8/2006              (4,898.00)  F49                       639,920.00  05/25/06     Active Loan
0032544074   351                   10/26/2006            (1,399.00)  F49                       616,999.99  05/25/06     Active Loan
0032544421   351                   1/8/2007              (3,731.86)  F49                       550,866.20  05/25/06     Active Loan
0032573222   351                   12/22/2006            (1,170.00)  F49                       777,628.04  05/25/06     Active Loan
0032588246   351                   10/9/2006             (1,625.35)  F49                       421,999.99  05/25/06     Active Loan
0032592461   351                   9/15/2006             (1,998.00)  F49                       451,781.21  05/25/06     Active Loan
0032608978   351                   9/8/2006              (5,186.00)  F49                       648,999.99  05/25/06     Active Loan
0032619728   351                   9/8/2006              (2,141.00)  F49                       267,985.82  05/25/06     Active Loan
0032653289   351                   12/12/2006              (721.00)  F49                       310,000.00  05/25/06     Active Loan
0037380433   351                   10/20/2006               (88.30)  F49                       975,000.00  05/25/06     Active Loan
0037620473   351                   6/1/2006                 (35.00)  F49                       803,095.22  05/25/06     Active Loan
0037628856   351                   8/16/2006             (1,282.00)  F49                       648,914.51  05/25/06     Active Loan
0037632494   351                   9/26/2006               (735.70)  F49                       495,000.00  05/25/06     Active Loan
0037648458   351                   10/26/2006            (1,429.00)  F49                       584,512.92  05/25/06     Active Loan
0037710480   351                   6/16/2006                (75.00)  F49                       468,000.00  05/25/06     Active Loan
0037746963   352                   9/8/2006              (2,811.39)  F49                       162,499.97  05/25/06     Active Loan
0037778008   351                   12/6/2006             (3,820.74)  F49                       167,000.00  05/25/06     Active Loan
0037799301   351                   1/23/2007             (4,644.00)  F49                       391,300.00  05/25/06     Active Loan
0037986627   351                   12/26/2006            (1,091.00)  F49                       415,000.00  05/25/06     Active Loan
0014063713   351                   9/6/2006              (1,444.00)  F53                       100,678.06  06/30/06     Active Loan
0018726679   351                   11/21/2006            (1,453.00)  F53                       375,999.74  06/30/06     Active Loan
0032124935   351                   11/9/2006               (894.00)  F53                       198,356.08  06/30/06     Active Loan
0032302234   351                   7/13/2006               (859.00)  F53                       206,279.35  06/30/06     Active Loan
0032302291   351                   12/19/2006            (1,165.00)  F53                       150,868.45  06/30/06     Active Loan
0032383036   351                   1/4/2007                (925.00)  F53                       252,339.99  06/30/06     Active Loan


(page)


0032395972   351                   12/12/2006              (602.00)  F53                       137,135.12  06/30/06     Active Loan
0032395980   351                   11/21/2006              (818.63)  F53                       174,250.00  06/30/06     Active Loan
0032396004   352                   1/8/2007              (4,750.88)  F53                       223,799.16  06/30/06     Active Loan
0032396152   351                   12/13/2006              (410.00)  F53                        59,749.32  06/30/06     Active Loan
0032413155   351                   8/31/2006             (1,059.00)  F53                       323,000.00  06/30/06     Active Loan
0032413163   351                   10/18/2006              (754.00)  F53                       128,227.45  06/30/06     Active Loan
0032413221   351                   7/5/2006              (3,100.00)  F53                       362,479.62  06/30/06     Active Loan
0032413239   351                   1/4/2007                (896.57)  F53                       129,254.39  06/30/06     Active Loan
0032413247   351                   11/20/2006              (738.60)  F53                        57,156.11  06/30/06     Active Loan
0032413288   351                   7/3/2006              (1,648.00)  F53                       149,004.19  06/30/06     Active Loan
0032459521   351                   8/7/2006              (4,413.58)  F53                       284,158.61  06/30/06     Active Loan
0032459547   352                   1/8/2007              (2,134.68)  F53                       116,564.29  06/30/06     Active Loan
0032459562   352                   1/8/2007              (4,539.73)  F53                       215,000.00  06/30/06     Active Loan
0032459638   352                   1/8/2007              (4,315.70)  F53                       291,254.77  06/30/06     Active Loan
0032459653   355                   9/5/2006              (1,361.00)  F53                       232,885.87  06/30/06     Active Loan
0032459687   351                   11/10/2006              (864.00)  F53                       131,260.69  06/30/06     Active Loan
0032459711   351                   12/8/2006               (445.00)  F53                       107,575.83  06/30/06     Active Loan
0032459737   351                   8/7/2006                (820.00)  F53                        97,990.80  06/30/06     Active Loan
0032459745   351                   8/7/2006              (1,507.00)  F53                       119,909.24  06/30/06     Active Loan
0032459828   351                   1/26/2007             (1,146.00)  F53                        94,760.00  06/30/06     Active Loan
0032490252   351                   11/27/2006            (3,957.00)  F53                       439,207.42  06/30/06     Active Loan
0032490294   351                   1/18/2007             (3,124.00)  F53                       179,153.85  06/30/06     Active Loan
0032490377   351                   10/4/2006             (2,065.00)  F53                       481,924.14  06/30/06     Active Loan
0032519084   351                   9/8/2006              (3,465.25)  F53                       253,914.37  06/30/06     Active Loan
0032634651   351                   8/28/2006                (61.34)  F53                             0.00  06/30/06     Zero UPB
0032634875   351                   8/11/2006               (430.90)  F53                       223,914.18  06/30/06     Active Loan
0120466172   351                   9/18/2006             (1,854.37)  F53                       329,294.04  06/30/06     Active Loan
0120466321   351                   7/11/2006               (779.80)  F53                       123,892.11  06/30/06     Active Loan
0120466602   351                   12/22/2006              (435.84)  F53                       275,751.96  06/30/06     Active Loan
0120467154   351                   8/17/2006             (1,193.35)  F53                       318,165.57  06/30/06     Active Loan
0120468079   351                   7/24/2006               (566.00)  F53                       129,211.08  06/30/06     Active Loan
0120468111   351                   12/19/2006              (369.00)  F53                       281,299.57  06/30/06     Active Loan
0120468129   351                   12/20/2006              (997.00)  F53                       329,156.68  06/30/06     Active Loan
0120468475   351                   9/21/2006               (774.65)  F53                       387,000.00  06/30/06     Active Loan
0120468764   351                   12/4/2006               (642.00)  F53                        89,505.20  06/30/06     Active Loan
0120468848   351                   12/11/2006              (391.00)  F53                        96,206.88  06/30/06     Active Loan
0120468954   351                   10/17/2006              (660.00)  F53                       245,205.60  06/30/06     Active Loan
0120468996   351                   10/10/2006              (616.00)  F53                             0.00  06/30/06     Zero UPB
0120469051   351                   12/4/2006             (1,525.00)  F53                       383,800.00  06/30/06     Active Loan
0120469150   351                   9/21/2006               (764.00)  F53                        94,850.50  06/30/06     Active Loan
0120469283   351                   7/25/2006               (965.00)  F53                       238,696.46  06/30/06     Active Loan
0120469663   351                   1/22/2007               (760.00)  F53                        76,194.52  06/30/06     Active Loan
0120470737   351                   7/7/2006                (213.00)  F53                       110,728.73  06/30/06     Active Loan
0120470984   351                   1/3/2007                (919.00)  F53                       478,849.51  06/30/06     Active Loan


(page)


0018091025   351                   8/14/2006               (966.00)  F54                       236,798.85  06/30/06     Active Loan
0018099879   351                   12/5/2006               (678.24)  F54                       191,500.00  06/30/06     Active Loan
0018119388   351                   7/12/2006               (689.00)  F54                       171,920.00  06/30/06     Active Loan
0018119495   351                   7/7/2006                (936.00)  F54                       177,395.42  06/30/06     Active Loan
0018119693   351                   7/11/2006               (938.00)  F54                       187,871.06  06/30/06     Active Loan
0018128850   351                   7/17/2006               (442.00)  F54                       182,988.06  06/30/06     Active Loan
0018134940   351                   7/31/2006               (737.30)  F54                       156,455.15  06/30/06     Active Loan
0018144733   351                   7/11/2006               (529.59)  F54                       159,956.21  06/30/06     Active Loan
0018233916   351                   8/4/2006                (758.00)  F54                       199,889.79  06/30/06     Active Loan
0018241166   351                   8/15/2006               (706.64)  F54                       210,634.32  06/30/06     Active Loan
0018305243   351                   8/21/2006               (760.84)  F54                       208,599.28  06/30/06     Active Loan
0018346882   351                   8/18/2006             (1,305.00)  F54                       277,556.71  06/30/06     Active Loan
0018391300   351                   8/16/2006               (969.00)  F54                       273,680.48  06/30/06     Active Loan
0018422188   351                   10/9/2006               (913.00)  F54                       279,566.73  06/30/06     Active Loan
0018460519   351                   8/15/2006               (724.72)  F54                             0.00  06/30/06     Zero UPB
0018558353   351                   10/3/2006             (1,376.63)  F54                       455,661.32  06/30/06     Active Loan
0018782607   351                   11/3/2006             (4,022.00)  F54                       243,991.00  06/30/06     Active Loan
0018942987   351                   11/28/2006              (397.00)  F54                       100,828.97  06/30/06     Active Loan
0018969154   351                   1/3/2007                (939.00)  F54                       193,225.03  06/30/06     Active Loan
0030208292   351                   1/26/2007             (1,465.00)  F54                       707,818.80  06/30/06     Active Loan
0030354146   352                   8/4/2006              (1,425.52)  F54                       127,592.00  06/30/06     Active Loan
0030651509   351                   10/11/2006              (590.00)  F54                       404,471.27  06/30/06     Active Loan
0030667166   351                   10/10/2006              (762.00)  F54                       442,077.75  06/30/06     Active Loan
0030716203   351                   7/5/2006                (897.00)  F54                       466,286.84  06/30/06     Active Loan
0030893986   351                   8/23/2006             (3,107.45)  F54                       611,360.60  06/30/06     Active Loan
0031300809   351                   10/26/2006              (735.00)  F54                       214,926.26  06/30/06     Active Loan
0031672835   351                   11/27/2006              (599.60)  F54                       100,813.44  06/30/06     Active Loan
0031754450   351                   7/10/2006               (760.00)  F54                       266,798.75  06/30/06     Active Loan
0031768252   351                   9/14/2006               (490.00)  F54                       256,680.00  06/30/06     Active Loan
0031777444   351                   10/18/2006              (800.00)  F54                       214,343.05  06/30/06     Active Loan
0031788078   352                   12/12/2006            (3,594.70)  F54                        98,087.38  06/30/06     Active Loan
0031828007   351                   8/29/2006               (540.00)  F54                        88,781.69  06/30/06     Active Loan
0031833544   351                   9/12/2006               (475.00)  F54                       128,110.24  06/30/06     Active Loan
0031903750   351                   11/21/2006              (999.46)  F54                       451,884.65  06/30/06     Active Loan
0031914377   351                   10/2/2006               (247.00)  F54                        62,992.23  06/30/06     Active Loan
0031916422   351                   12/8/2006               (597.00)  F54                       390,000.00  06/30/06     Active Loan
0031935323   351                   7/7/2006                (491.15)  F54                       212,000.00  06/30/06     Active Loan
0031961873   351                   11/28/2006              (648.00)  F54                       148,323.43  06/30/06     Active Loan
0031991144   351                   8/4/2006                (567.00)  F54                       136,000.00  06/30/06     Active Loan
0032008450   351                   10/25/2006            (2,216.00)  F54                       119,948.10  06/30/06     Active Loan
0032016966   351                   10/24/2006            (1,727.20)  F54                       184,000.00  06/30/06     Active Loan
0032017071   351                   11/3/2006             (7,760.00)  F54                       327,968.87  06/30/06     Active Loan
0032018517   351                   1/9/2007              (1,139.00)  F54                       287,899.48  06/30/06     Active Loan
0032019242   351                   8/7/2006              (1,979.00)  F54                       195,000.00  06/30/06     Active Loan


(page)


0032023970   351                   10/27/2006              (989.80)  F54                             0.00  06/30/06     Zero UPB
0032052029   351                   11/20/2006              (646.00)  F54                       149,143.72  06/30/06     Active Loan
0032055055   351                   10/11/2006              (239.75)  F54                       133,360.00  06/30/06     Active Loan
0032064743   351                   12/21/2006              (591.67)  F54                       168,000.00  06/30/06     Active Loan
0032089005   351                   12/18/2006            (1,577.00)  F54                       359,500.00  06/30/06     Active Loan
0032089096   351                   10/27/2006              (677.00)  F54                       382,523.68  06/30/06     Active Loan
0015458441   351                   12/4/2006               (909.43)  F55                       369,236.46  06/30/06     Active Loan
0031002470   351                   8/14/2006             (2,183.00)  F55                     1,137,499.97  06/30/06     Active Loan
0031049570   351                   10/20/2006            (5,941.60)  F55                     1,000,000.00  06/30/06     Active Loan
0031060890   351                   8/28/2006             (1,143.90)  F55                       546,000.00  06/30/06     Active Loan
0031067234   351                   7/3/2006              (1,362.00)  F55                       524,000.00  06/30/06     Active Loan
0031134349   351                   10/18/2006            (1,235.00)  F55                       670,000.00  06/30/06     Active Loan
0031445133   351                   8/28/2006               (807.00)  F55                       201,914.98  06/30/06     Active Loan
0031552011   351                   12/4/2006             (2,947.00)  F55                       145,431.54  06/30/06     Active Loan
0031660251   351                   12/8/2006               (892.00)  F55                       571,738.00  06/30/06     Active Loan
0031736051   351                   8/22/2006             (2,494.55)  F55                       271,394.25  06/30/06     Active Loan
0031749567   351                   9/12/2006             (1,423.72)  F55                       339,040.34  06/30/06     Active Loan
0031804016   351                   9/14/2006               (663.70)  F55                       111,650.00  06/30/06     Active Loan
0031824352   351                   10/3/2006               (812.83)  F55                       171,154.52  06/30/06     Active Loan
0031842362   351                   10/11/2006              (693.51)  F55                       216,849.53  06/30/06     Active Loan
0031935489   351                   12/26/2006              (702.00)  F55                       534,855.10  06/30/06     Active Loan
0031940737   351                   10/27/2006            (1,081.96)  F55                       106,975.44  06/30/06     Active Loan
0032071862   351                   10/23/2006            (1,440.55)  F55                       102,719.87  06/30/06     Active Loan
0032089237   351                   12/5/2006             (1,436.91)  F55                       570,000.00  06/30/06     Active Loan
0032135485   351                   8/10/2006               (564.00)  F55                       115,169.40  06/30/06     Active Loan
0032155137   351                   11/22/2006            (1,554.00)  F55                       200,000.00  06/30/06     Active Loan
0032163750   351                   10/17/2006              (864.00)  F55                       168,131.22  06/30/06     Active Loan
0032165862   351                   10/10/2006              (794.00)  F55                       321,858.09  06/30/06     Active Loan
0032200479   351                   9/15/2006               (778.00)  F55                        66,149.67  06/30/06     Active Loan
0032205916   351                   12/8/2006               (988.45)  F55                       209,600.00  06/30/06     Active Loan
0032219503   351                   12/26/2006              (805.00)  F55                       213,600.00  06/30/06     Active Loan
0032222762   351                   1/17/2007             (1,662.00)  F55                       553,124.24  06/30/06     Active Loan
0032232571   351                   9/6/2006                (651.00)  F55                       243,301.81  06/30/06     Active Loan
0032245375   351                   1/10/2007               (845.00)  F55                       253,134.25  06/30/06     Active Loan
0032269813   351                   8/7/2006                (682.00)  F55                       261,612.07  06/30/06     Active Loan
0032279002   351                   12/26/2006            (1,463.74)  F55                       498,971.35  06/30/06     Active Loan
0032294910   351                   1/25/2007             (1,085.00)  F55                       504,000.00  06/30/06     Active Loan
0032309544   351                   1/9/2007                (603.00)  F55                       211,999.97  06/30/06     Active Loan
0032310880   351                   11/14/2006            (1,369.00)  F55                       874,750.00  06/30/06     Active Loan
0032316861   352                   1/8/2007              (2,956.10)  F55                       139,530.33  06/30/06     Active Loan
0032350779   351                   9/14/2006             (1,915.00)  F55                       134,827.56  06/30/06     Active Loan
0032351553   351                   10/16/2006              (413.96)  F55                       174,369.59  06/30/06     Active Loan
0032355190   351                   11/15/2006            (1,001.00)  F55                       449,756.28  06/30/06     Active Loan
0032374878   351                   7/18/2006             (2,140.00)  F55                       592,999.21  06/30/06     Active Loan


(page)


0032389397   351                   1/19/2007               (522.95)  F55                             0.00  06/30/06     Zero UPB
0032389553   351                   12/26/2006              (958.00)  F55                       318,249.72  06/30/06     Active Loan
0032390700   351                   1/11/2007             (1,266.00)  F55                       443,927.72  06/30/06     Active Loan
0032391781   351                   1/9/2007                (350.12)  F55                       355,712.98  06/30/06     Active Loan
0032391799   351                   1/10/2007               (457.00)  F55                        69,645.84  06/30/06     Active Loan
0032393290   351                   1/23/2007               (638.00)  F55                        91,207.61  06/30/06     Active Loan
0032402737   351                   1/26/2007               (563.00)  F55                       108,334.52  06/30/06     Active Loan
0032405409   351                   1/25/2007               (808.00)  F55                       124,057.57  06/30/06     Active Loan
0032410458   351                   12/11/2006            (1,465.00)  F55                       642,905.33  06/30/06     Active Loan
0032411381   351                   7/7/2006                (452.00)  F55                       115,751.85  06/30/06     Active Loan
0032412959   351                   10/31/2006              (529.00)  F55                       445,000.00  06/30/06     Active Loan
0032423402   351                   8/15/2006               (326.00)  F55                       185,937.91  06/30/06     Active Loan
0018712695   351                   10/11/2006              (663.90)  F56                       127,500.00  06/30/06     Active Loan
0031912363   351                   10/4/2006               (396.00)  F56                       129,269.13  06/30/06     Active Loan
0031968092   352                   1/8/2007              (2,729.50)  F56                     1,000,000.00  06/30/06     Active Loan
0032360588   351                   1/23/2007             (1,460.75)  F56                       196,920.00  06/30/06     Active Loan
0032501819   351                   8/8/2006                (866.00)  F56                       200,822.97  06/30/06     Active Loan
0032532632   351                   11/29/2006              (948.00)  F56                       297,220.94  06/30/06     Active Loan
0032650624   352                   1/8/2007              (5,021.25)  F56                       817,500.00  06/30/06     Active Loan
0032687444   351                   12/8/2006               (551.00)  F56                       468,000.00  06/30/06     Active Loan
0032697658   351                   11/21/2006              (937.00)  F56                       211,500.00  06/30/06     Active Loan
0032712648   351                   12/26/2006              (583.00)  F56                       155,000.00  06/30/06     Active Loan
0032721359   351                   10/9/2006               (652.00)  F56                       202,628.81  06/30/06     Active Loan
0032735789   351                   8/8/2006              (5,568.00)  F56                       777,740.62  06/30/06     Active Loan
0032739609   351                   10/23/2006            (8,227.20)  F56                     3,110,000.00  06/30/06     Active Loan
0032743007   351                   8/31/2006               (506.00)  F56                       248,107.80  06/30/06     Active Loan
0032756652   352                   1/8/2007              (5,304.50)  F56                       600,000.00  06/30/06     Active Loan
0032757155   351                   12/19/2006              (184.00)  F56                       839,510.07  06/30/06     Active Loan
0032761751   351                   12/27/2006            (5,717.00)  F56                     1,625,000.00  06/30/06     Active Loan
0032777849   351                   1/24/2007             (1,257.00)  F56                       528,150.00  06/30/06     Active Loan
0032782070   351                   9/6/2006                (840.00)  F56                       222,950.00  06/30/06     Active Loan
0032782773   351                   9/22/2006             (5,082.00)  F56                       636,000.00  06/30/06     Active Loan
0032789562   351                   12/13/2006            (1,724.92)  F56                       526,000.00  06/30/06     Active Loan
0032791824   351                   12/5/2006             (1,408.46)  F56                       637,500.00  06/30/06     Active Loan
0032796740   351                   7/28/2006               (560.00)  F56                       259,983.68  06/30/06     Active Loan
0032801656   351                   7/6/2006                (718.00)  F56                       252,000.00  06/30/06     Active Loan
0032802274   352                   1/8/2007              (1,756.15)  F56                       423,200.00  06/30/06     Active Loan
0032803389   351                   7/13/2006                (37.47)  F56                       245,000.00  06/30/06     Active Loan
0032806192   351                   1/2/2007                (478.04)  F56                       452,936.42  06/30/06     Active Loan
0032807133   351                   8/31/2006               (738.63)  F56                       460,000.00  06/30/06     Active Loan
0032807919   351                   9/18/2006             (1,048.00)  F56                       416,000.00  06/30/06     Active Loan
0032808883   351                   9/29/2006             (7,064.00)  F56                     3,997,733.02  06/30/06     Active Loan
0032810426   351                   11/28/2006              (339.68)  F56                       513,799.43  06/30/06     Active Loan
0032810517   351                   8/22/2006               (248.00)  F56                       528,000.00  06/30/06     Active Loan


(page)


0032810657   352                   1/8/2007              (5,304.50)  F56                       260,388.12  06/30/06     Active Loan
0032812257   351                   11/2/2006               (344.00)  F56                       100,000.00  06/30/06     Active Loan
0032813529   351                   10/4/2006               (964.00)  F56                       499,424.40  06/30/06     Active Loan
0032814691   351                   12/22/2006              (613.00)  F56                       175,000.00  06/30/06     Active Loan
0032814956   351                   9/25/2006               (545.11)  F56                       650,000.00  06/30/06     Active Loan
0032815573   351                   10/13/2006              (736.00)  F56                       117,499.73  06/30/06     Active Loan
0032819195   351                   9/18/2006             (6,000.00)  F56                       439,426.18  06/30/06     Active Loan
0032819351   351                   11/8/2006             (4,283.00)  F56                       535,999.99  06/30/06     Active Loan
0032819930   351                   12/12/2006              (871.00)  F56                       592,987.01  06/30/06     Active Loan
0032820334   351                   11/8/2006             (2,237.00)  F56                       280,000.00  06/30/06     Active Loan
0032828477   351                   8/8/2006                (608.00)  F56                       750,000.00  06/30/06     Active Loan
0032830655   352                   10/9/2006             (4,315.70)  F56                       548,000.00  06/30/06     Active Loan
0032836348   351                   7/3/2006                 (57.00)  F56                       159,655.91  06/30/06     Active Loan
0032837114   351                   8/14/2006             (1,218.03)  F56                       564,400.00  06/30/06     Active Loan
0032841983   351                   11/15/2006            (1,541.00)  F56                       436,000.00  06/30/06     Active Loan
0032844847   351                   8/3/2006                (983.03)  F56                       328,000.00  06/30/06     Active Loan
0032847410   351                   1/24/2007               (663.15)  F56                       152,000.00  06/30/06     Active Loan
0032848400   352                   1/3/2007              (2,729.50)  F56                       526,875.79  06/30/06     Active Loan
0031803315   351                   11/27/2006              (406.00)  F58                       178,855.45  07/31/06     Active Loan
0031879943   351                   11/27/2006              (406.00)  F58                       178,928.00  07/31/06     Active Loan
0032172306   351                   11/20/2006              (773.85)  F58                       300,671.46  07/31/06     Active Loan
0032237703   351                   9/11/2006               (202.00)  F58                        15,863.25  07/31/06     Active Loan
0032513814   351                   8/10/2006               (140.00)  F58                        12,725.51  07/31/06     Active Loan
0032538464   351                   9/29/2006             (1,240.65)  F58                       399,960.00  07/31/06     Active Loan
0032560062   351                   12/12/2006              (662.00)  F58                       186,226.18  07/31/06     Active Loan
0032798910   351                   9/11/2006               (262.00)  F58                        17,048.76  07/31/06     Active Loan
0032799058   351                   9/11/2006               (262.00)  F58                        17,048.76  07/31/06     Active Loan
0101267417   351                   10/12/2006              (415.00)  F58                        53,339.33  07/31/06     Active Loan
0102871993   351                   1/9/2007              (1,133.00)  F58                        37,314.11  07/31/06     Active Loan
0102873478   351                   8/9/2006                (948.00)  F58                        13,254.48  07/31/06     Active Loan
0102873510   351                   9/11/2006             (1,693.00)  F58                        22,750.55  07/31/06     Active Loan
0102873981   351                   12/26/2006              (794.00)  F58                         5,542.52  07/31/06     Active Loan
0102874302   351                   8/8/2006                (169.00)  F58                         9,160.19  07/31/06     Active Loan
0102874310   351                   8/8/2006                (134.00)  F58                         7,275.14  07/31/06     Active Loan
0102874328   351                   8/8/2006                (134.00)  F58                         7,283.02  07/31/06     Active Loan
0102874336   351                   8/8/2006                (169.00)  F58                         9,160.19  07/31/06     Active Loan
0102874385   351                   8/8/2006                (109.00)  F58                         5,898.10  07/31/06     Active Loan
0102874831   351                   12/27/2006            (1,296.00)  F58                         6,158.81  07/31/06     Active Loan
0102875457   351                   1/9/2007                (982.18)  F58                        17,639.35  07/31/06     Active Loan
0102876323   351                   10/4/2006             (1,484.00)  F58                         3,255.05  07/31/06     Active Loan
0102876570   351                   9/5/2006                (869.00)  F58                        10,724.55  07/31/06     Active Loan
0102876810   351                   10/31/2006              (635.37)  F58                         7,032.06  07/31/06     Active Loan
0102880721   352                   9/19/2006               (142.66)  F58                         5,087.64  07/31/06     Active Loan
0102881513   351                   10/4/2006               (680.00)  F58                         6,916.06  07/31/06     Active Loan


(page)


0102881521   351                   11/8/2006             (1,316.00)  F58                         8,618.32  07/31/06     Active Loan
0102881760   351                   11/27/2006              (451.00)  F58                        38,113.06  07/31/06     Active Loan
0102881877   351                   9/19/2006               (970.00)  F58                        47,604.49  07/31/06     Active Loan
0102881968   351                   10/3/2006             (1,102.63)  F58                        39,478.38  07/31/06     Active Loan
0102882149   351                   11/27/2006              (504.02)  F58                        11,347.05  07/31/06     Active Loan
0102883550   351                   9/20/2006               (534.00)  F58                        12,027.85  07/31/06     Active Loan
0102883733   351                   8/18/2006               (422.00)  F58                        20,507.89  07/31/06     Active Loan
0104877683   352                   9/19/2006               (845.63)  F58                        70,944.48  07/31/06     Active Loan
0104881099   351                   9/12/2006               (595.00)  F58                        31,131.54  07/31/06     Active Loan
0104884325   351                   10/12/2006              (308.00)  F58                        52,424.17  07/31/06     Active Loan
0104887963   351                   10/6/2006               (356.00)  F58                        27,076.32  07/31/06     Active Loan
0104888151   351                   10/23/2006            (1,379.00)  F58                        40,653.24  07/31/06     Active Loan
0105256077   351                   10/17/2006              (857.00)  F58                        22,353.79  07/31/06     Active Loan
0105257133   351                   12/7/2006               (931.23)  F58                        20,332.02  07/31/06     Active Loan
0105258776   351                   12/29/2006            (1,716.00)  F58                        99,980.89  07/31/06     Active Loan
0105260152   352                   1/4/2007                (382.65)  F58                        32,207.30  07/31/06     Active Loan
0105260301   351                   12/13/2006              (356.00)  F58                        39,379.88  07/31/06     Active Loan
0105260517   351                   12/4/2006               (767.00)  F58                        20,292.20  07/31/06     Active Loan
0105261895   351                   9/26/2006             (1,506.00)  F58                        18,937.49  07/31/06     Active Loan
0105262364   351                   9/18/2006               (274.00)  F58                        22,555.37  07/31/06     Active Loan
0105263347   351                   9/11/2006               (139.00)  F58                        10,952.91  07/31/06     Active Loan
0105263404   351                   8/17/2006               (242.00)  F58                        24,178.17  07/31/06     Active Loan
0105263461   351                   10/2/2006             (1,788.19)  F58                       121,016.31  07/31/06     Active Loan
0105263685   351                   12/5/2006               (371.00)  F58                        76,918.58  07/31/06     Active Loan
0017126301   351                   9/12/2006             (2,959.00)  F60                       450,040.39  07/31/06     Active Loan
0017408519   351                   12/7/2006             (1,648.00)  F60                       101,576.61  07/31/06     Active Loan
0031270358   351                   10/30/2006              (216.00)  F60                             0.00  07/31/06     Zero UPB
0031414600   351                   8/8/2006                (612.00)  F60                        93,200.00  07/31/06     Active Loan
0031430226   351                   1/9/2007                (663.00)  F60                       209,329.44  07/31/06     Active Loan
0032035024   351                   12/8/2006             (2,094.00)  F60                       424,800.99  07/31/06     Active Loan
0032136996   351                   12/4/2006             (1,143.00)  F60                       561,205.53  07/31/06     Active Loan
0032225831   351                   8/8/2006                (418.99)  F60                       171,849.53  07/31/06     Active Loan
0032321671   351                   1/9/2007                (965.13)  F60                       479,054.53  07/31/06     Active Loan
0032351785   351                   12/18/2006            (1,796.00)  F60                       566,155.34  07/31/06     Active Loan
0032465429   351                   1/18/2007             (1,851.00)  F60                       622,329.94  07/31/06     Active Loan
0032481822   351                   12/27/2006            (1,042.00)  F60                       470,540.46  07/31/06     Active Loan
0032504722   351                   1/22/2007               (694.00)  F60                       461,485.00  07/31/06     Active Loan
0032507378   351                   10/19/2006            (1,911.00)  F60                       435,923.95  07/31/06     Active Loan
0032508285   351                   8/7/2006              (6,029.00)  F60                       315,000.00  07/31/06     Active Loan
0032556540   351                   11/29/2006            (5,045.00)  F60                       626,745.14  07/31/06     Active Loan
0032559783   351                   10/10/2006            (1,127.00)  F60                       447,754.50  07/31/06     Active Loan
0032582678   351                   12/22/2006              (414.00)  F60                       173,956.28  07/31/06     Active Loan
0032586810   351                   8/1/2006              (1,726.00)  F60                       823,261.98  07/31/06     Active Loan
0032632002   351                   11/28/2006            (1,533.00)  F60                       217,000.00  07/31/06     Active Loan


(page)


0032659997   351                   12/29/2006            (1,813.00)  F60                       594,441.77  07/31/06     Active Loan
0032715468   351                   9/12/2006             (1,292.00)  F60                       453,703.85  07/31/06     Active Loan
0032738809   351                   10/9/2006             (1,160.50)  F60                       270,750.00  07/31/06     Active Loan
0032742348   351                   11/6/2006               (356.42)  F60                       303,750.00  07/31/06     Active Loan
0032777484   351                   12/6/2006             (5,060.00)  F60                       292,000.00  07/31/06     Active Loan
0032784712   351                   8/11/2006               (906.20)  F60                       647,083.99  07/31/06     Active Loan
0032789679   351                   9/29/2006             (1,127.38)  F60                       256,000.00  07/31/06     Active Loan
0032790149   351                   1/9/2007              (1,065.00)  F60                       431,206.82  07/31/06     Active Loan
0032790826   351                   10/30/2006            (1,737.00)  F60                       580,988.43  07/31/06     Active Loan
0032792418   351                   9/25/2006               (133.61)  F60                       221,040.00  07/31/06     Active Loan
0032797300   351                   1/11/2007               (743.00)  F60                       296,000.00  07/31/06     Active Loan
0032797391   351                   10/24/2006            (2,347.18)  F60                       645,093.30  07/31/06     Active Loan
0032799678   351                   9/1/2006                 (23.00)  F60                       466,175.60  07/31/06     Active Loan
0032802910   351                   9/27/2006               (933.00)  F60                       173,114.51  07/31/06     Active Loan
0032803322   351                   9/15/2006             (1,305.00)  F60                        52,500.00  07/31/06     Active Loan
0032812976   351                   8/24/2006                (30.00)  F60                       134,148.28  07/31/06     Active Loan
0032816373   351                   9/15/2006             (1,802.00)  F60                       317,858.24  07/31/06     Active Loan
0032817652   351                   12/8/2006             (1,114.00)  F60                             0.00  07/31/06     Zero UPB
0032817900   351                   10/31/2006              (746.00)  F60                        59,529.30  07/31/06     Active Loan
0032818866   351                   1/17/2007               (615.00)  F60                       202,792.20  07/31/06     Active Loan
0032820763   351                   9/12/2006             (3,346.95)  F60                       925,000.00  07/31/06     Active Loan
0032825309   351                   11/8/2006               (334.00)  F60                        30,252.00  07/31/06     Active Loan
0032831497   351                   12/8/2006             (4,260.13)  F60                       203,177.88  07/31/06     Active Loan
0032833196   351                   8/31/2006             (1,167.00)  F60                       536,500.00  07/31/06     Active Loan
0032836033   351                   12/4/2006               (112.04)  F60                       184,800.00  07/31/06     Active Loan
0032838070   351                   10/6/2006               (885.00)  F60                       101,173.25  07/31/06     Active Loan
0032839854   351                   9/12/2006               (956.00)  F60                             0.00  07/31/06     Zero UPB
0032840613   351                   1/4/2007                (307.00)  F60                       304,000.00  07/31/06     Active Loan
0032840639   351                   8/7/2006              (4,219.00)  F60                       421,479.13  07/31/06     Active Loan
0032840704   351                   8/7/2006                (371.00)  F60                             0.00  07/31/06     Zero UPB
0018788208   353                   11/30/2006            (2,364.00)  F61                       499,863.65  07/31/06     Active Loan
0031827553   351                   1/3/2007              (2,980.00)  F61                       320,267.76  07/31/06     Active Loan
0031850365   351                   10/4/2006               (395.00)  F61                             0.00  07/31/06     Zero UPB
0032086910   351                   8/11/2006             (1,016.00)  F61                       264,750.00  07/31/06     Active Loan
0032347023   351                   1/8/2007                (297.00)  F61                        51,355.83  07/31/06     Active Loan
0032485211   351                   1/10/2007               (896.85)  F61                       352,800.00  07/31/06     Active Loan
0032503096   351                   9/26/2006               (795.00)  F61                       159,050.00  07/31/06     Active Loan
0032511693   351                   9/19/2006               (828.00)  F61                       328,000.00  07/31/06     Active Loan
0032652018   351                   12/28/2006              (851.00)  F61                       328,000.00  07/31/06     Active Loan
0032703217   351                   11/10/2006            (2,163.00)  F61                       618,623.40  07/31/06     Active Loan
0032708372   351                   11/21/2006            (3,031.00)  F61                       879,921.50  07/31/06     Active Loan
0032749608   353                   1/25/2007             (6,362.00)  F61                       649,950.00  07/31/06     Active Loan
0032775363   351                   1/3/2007              (1,432.00)  F61                       437,951.11  07/31/06     Active Loan
0032787228   351                   12/26/2006               (37.38)  F61                       227,992.00  07/31/06     Active Loan


(page)



0032809949   351                   11/10/2006            (2,007.00)  F61                       251,200.00  07/31/06     Active Loan
0032809972   351                   10/30/2006              (941.00)  F61                       155,909.81  07/31/06     Active Loan
0032875767   355                   8/4/2006              (9,039.00)  F61                       698,645.95  07/31/06     Active Loan
0032875841   351                   9/13/2006                (79.00)  F61                       426,896.79  07/31/06     Active Loan
0032886566   351                   9/7/2006              (1,479.89)  F61                       398,520.11  07/31/06     Active Loan
0032889636   352                   1/22/2007             (2,221.20)  F61                       512,000.00  07/31/06     Active Loan
0032890832   351                   9/19/2006               (685.00)  F61                       540,000.00  07/31/06     Active Loan
0032894404   351                   9/18/2006               (334.29)  F61                     1,400,000.00  07/31/06     Active Loan
0032896680   351                   11/22/2006            (4,385.00)  F61                       548,834.16  07/31/06     Active Loan
0032897621   351                   10/19/2006               (36.00)  F61                       107,961.96  07/31/06     Active Loan
0032905002   352                   12/7/2006             (5,304.50)  F61                       967,200.00  07/31/06     Active Loan
0032905184   352                   12/26/2006            (5,278.75)  F61                       494,916.17  07/31/06     Active Loan
0032912081   351                   12/30/2006              (732.00)  F61                       570,400.00  07/31/06     Active Loan
0032912438   351                   8/3/2006                 (21.00)  F61                       287,200.00  07/31/06     Active Loan
0032923179   351                   11/6/2006               (254.10)  F61                        92,000.00  07/31/06     Active Loan
0032925505   351                   8/21/2006               (596.00)  F61                       276,250.00  07/31/06     Active Loan
0032925539   351                   12/11/2006            (2,675.00)  F61                       999,729.17  07/31/06     Active Loan
0032926701   351                   11/21/2006            (1,323.00)  F61                     1,000,000.00  07/31/06     Active Loan
0032931164   351                   1/25/2007             (3,518.24)  F61                       487,500.00  07/31/06     Active Loan
0032934382   352                   1/8/2007              (2,729.50)  F61                       599,828.12  07/31/06     Active Loan
0032937393   351                   12/28/2006              (455.00)  F61                       137,667.02  07/31/06     Active Loan
0032939472   351                   9/15/2006             (5,993.00)  F61                             0.00  07/31/06     Zero UPB
0032939977   351                   8/2/2006                (586.39)  F61                       220,000.00  07/31/06     Active Loan
0032940033   351                   1/10/2007             (1,129.00)  F61                       489,849.43  07/31/06     Active Loan
0032940942   351                   8/28/2006             (1,078.00)  F61                       252,000.00  07/31/06     Active Loan
0032946469   351                   8/4/2006                (628.00)  F61                       373,000.00  07/31/06     Active Loan
0032947855   351                   8/16/2006             (1,639.00)  F61                       625,000.00  07/31/06     Active Loan
0032951733   351                   8/14/2006               (766.00)  F61                       160,723.95  07/31/06     Active Loan
0032952905   352                   1/22/2007             (5,304.50)  F61                       391,800.00  07/31/06     Active Loan
0032963894   351                   10/11/2006            (1,174.00)  F61                       215,962.23  07/31/06     Active Loan
0032966830   351                   1/16/2007             (3,963.00)  F61                       496,000.00  07/31/06     Active Loan
0032968737   351                   12/4/2006             (1,166.28)  F61                       540,000.00  07/31/06     Active Loan
0032968745   351                   8/1/2006                (118.00)  F61                       434,000.00  07/31/06     Active Loan
0035749365   351                   9/8/2006              (5,218.40)  F61                       336,000.00  07/31/06     Active Loan
0037167962   351                   12/26/2006              (359.00)  F61                       103,520.00  07/31/06     Active Loan
0037176633   351                   11/28/2006              (614.00)  F61                       164,400.03  07/31/06     Active Loan
0032437683   351                   1/23/2007             (5,005.00)  F63                       743,376.67  07/31/06     Active Loan
0032570764   351                   8/4/2006                 (64.00)  F63                       444,777.56  07/31/06     Active Loan
0032686982   351                   8/28/2006                (60.85)  F63                       173,852.96  07/31/06     Active Loan
0032732968   351                   9/12/2006             (1,985.00)  F63                       282,000.00  07/31/06     Active Loan
0032747271   351                   8/15/2006               (252.00)  F63                       546,788.44  07/31/06     Active Loan
0032764714   351                   8/30/2006               (209.90)  F63                     1,243,049.21  07/31/06     Active Loan
0032782609   351                   9/5/2006              (1,205.83)  F63                       474,667.41  07/31/06     Active Loan
0032783649   351                   8/22/2006             (1,315.00)  F63                       806,244.64  07/31/06     Active Loan


(page)


0032787145   351                   8/28/2006                (55.00)  F63                       599,900.00  07/31/06     Active Loan
0032789984   351                   12/8/2006               (502.00)  F63                       113,748.12  07/31/06     Active Loan
0032805764   351                   9/14/2006             (5,378.44)  F63                       900,000.00  07/31/06     Active Loan
0032829046   351                   8/28/2006             (5,382.17)  F63                       521,884.41  07/31/06     Active Loan
0032836496   351                   11/28/2006            (1,133.92)  F63                       551,677.93  07/31/06     Active Loan
0032841686   351                   9/11/2006             (3,291.00)  F63                       531,200.00  07/31/06     Active Loan
0032857765   351                   12/22/2006              (732.00)  F63                       564,023.14  07/31/06     Active Loan
0032869497   352                   1/17/2007             (2,729.50)  F63                       714,503.79  07/31/06     Active Loan
0032884512   351                   1/9/2007              (4,582.00)  F63                       725,737.34  07/31/06     Active Loan
0032884744   351                   9/8/2006              (1,616.00)  F63                       540,000.00  07/31/06     Active Loan
0032893307   351                   9/22/2006             (1,762.00)  F63                       744,857.00  07/31/06     Active Loan
0032901092   353                   9/6/2006              (1,125.00)  F63                       742,614.69  07/31/06     Active Loan
0032905994   351                   9/6/2006              (1,092.00)  F63                       477,330.86  07/31/06     Active Loan
0032906547   351                   12/15/2006            (1,489.00)  F63                       508,502.84  07/31/06     Active Loan
0032914145   351                   9/11/2006               (919.00)  F63                       556,970.57  07/31/06     Active Loan
0032920449   351                   1/17/2007             (1,259.00)  F63                       895,929.27  07/31/06     Active Loan
0032950164   351                   1/11/2007             (1,826.00)  F63                       500,800.00  07/31/06     Active Loan
0037687035   351                   8/7/2006              (1,088.00)  F63                       176,000.00  07/31/06     Active Loan
0037742244   351                   10/31/2006              (811.50)  F63                       613,248.05  07/31/06     Active Loan
0038143863   351                   9/26/2006             (4,612.00)  F63                       507,646.27  07/31/06     Active Loan
0038157657   351                   12/27/2006            (5,933.00)  F63                       690,000.00  07/31/06     Active Loan
0038199626   351                   8/22/2006             (3,599.00)  F63                       471,250.00  07/31/06     Active Loan
0038220471   351                   12/8/2006               (881.00)  F63                       303,175.17  07/31/06     Active Loan
0038223186   355                   8/25/2006             (5,051.00)  F63                       503,750.00  07/31/06     Active Loan
0038248852   352                   1/9/2007              (4,315.70)  F63                       514,000.00  07/31/06     Active Loan
0038256970   351                   12/6/2006             (2,023.00)  F63                       696,754.54  07/31/06     Active Loan
0038283248   351                   1/8/2007                (527.90)  F63                       518,000.00  07/31/06     Active Loan
0038298204   351                   12/27/2006            (1,350.00)  F63                       649,614.12  07/31/06     Active Loan
0038351516   352                   1/15/2007             (1,019.00)  F63                       944,971.21  07/31/06     Active Loan
0038387270   351                   9/25/2006                (87.96)  F63                       636,958.81  07/31/06     Active Loan
0118631456   351                   12/1/2006             (1,673.00)  F63                       124,448.57  07/31/06     Active Loan
0120076294   351                   9/6/2006                (732.17)  F63                             0.00  07/31/06     Zero UPB
0120076450   351                   9/22/2006             (1,080.00)  F63                        71,200.00  07/31/06     Active Loan
0120076815   351                   1/10/2007               (470.00)  F63                       167,635.82  07/31/06     Active Loan
0120076872   351                   9/26/2006               (454.00)  F63                       183,280.09  07/31/06     Active Loan
0120077334   351                   9/13/2006               (344.00)  F63                        57,999.66  07/31/06     Active Loan
0120077367   351                   8/31/2006             (2,083.07)  F63                       355,854.22  07/31/06     Active Loan
0120077565   351                   10/19/2006            (2,962.00)  F63                       788,966.13  07/31/06     Active Loan
0120081310   351                   10/30/2006              (692.00)  F63                        88,600.00  07/31/06     Active Loan
0120298476   351                   1/15/2007             (1,431.00)  F63                       274,469.99  07/31/06     Active Loan
0120358270   351                   1/5/2007                (724.00)  F63                       135,371.24  07/31/06     Active Loan
0120359195   351                   11/28/2006              (954.00)  F63                       179,345.95  07/31/06     Active Loan
0032034621   351                   9/6/2006                (911.00)  F64                       213,362.33  08/30/06     Active Loan
0032490278   351                   9/8/2006              (2,571.00)  F64                       285,218.90  08/30/06     Active Loan


(page)


0032518979   352                   1/2/2007              (1,483.72)  F64                       130,402.57  08/30/06     Active Loan
0032518987   352                   1/2/2007              (2,684.18)  F64                       152,691.44  08/30/06     Active Loan
0032519092   352                   1/8/2007              (4,532.00)  F64                       417,000.00  08/30/06     Active Loan
0032634917   351                   9/26/2006               (716.48)  F64                       328,000.00  08/30/06     Active Loan
0032775769   351                   10/16/2006              (463.00)  F64                       102,824.59  08/30/06     Active Loan
0032775868   351                   9/26/2006               (482.15)  F64                       316,888.34  08/30/06     Active Loan
0032775900   351                   12/8/2006             (1,764.00)  F64                        96,000.00  08/30/06     Active Loan
0032775918   351                   9/15/2006             (1,984.78)  F64                       236,000.00  08/30/06     Active Loan
0032834087   351                   10/4/2006               (614.00)  F64                       268,288.37  08/30/06     Active Loan
0032883621   351                   9/18/2006             (1,863.00)  F64                       434,585.42  08/30/06     Active Loan
0032883662   351                   12/7/2006               (763.00)  F64                       207,517.92  08/30/06     Active Loan
0032883688   351                   12/5/2006             (3,358.00)  F64                       370,589.71  08/30/06     Active Loan
0032883696   351                   9/21/2006               (732.00)  F64                       291,095.58  08/30/06     Active Loan
0032883886   351                   10/9/2006             (1,461.00)  F64                       149,137.07  08/30/06     Active Loan
0032883944   351                   12/6/2006             (3,637.00)  F64                       402,706.92  08/30/06     Active Loan
0032883977   351                   1/25/2007             (1,522.00)  F64                       310,977.00  08/30/06     Active Loan
0032883993   352                   1/24/2007             (2,058.97)  F64                       187,126.04  08/30/06     Active Loan
0032891608   352                   11/10/2006              (314.00)  F64                       420,471.31  08/30/06     Active Loan
0032891657   351                   11/8/2006             (2,250.00)  F64                       248,860.77  08/30/06     Active Loan
0032891772   351                   12/20/2006              (728.00)  F64                       171,200.00  08/30/06     Active Loan
0032891814   351                   9/6/2006                (421.00)  F64                        96,413.05  08/30/06     Active Loan
0032891830   351                   11/9/2006               (676.00)  F64                       179,135.67  08/30/06     Active Loan
0032891871   351                   9/26/2006             (1,050.00)  F64                       453,000.00  08/30/06     Active Loan
0032891897   351                   1/18/2007               (812.00)  F64                        99,457.41  08/30/06     Active Loan
0032891947   351                   12/11/2006              (523.26)  F64                             0.00  08/30/06     Zero UPB
0032892036   351                   10/5/2006               (699.00)  F64                       149,412.15  08/30/06     Active Loan
0032892044   351                   12/8/2006             (2,267.00)  F64                       251,004.30  08/30/06     Active Loan
0032892051   351                   10/17/2006            (1,068.00)  F64                       217,980.77  08/30/06     Active Loan
0032892093   351                   11/17/2006              (626.00)  F64                        99,470.62  08/30/06     Active Loan
0117452946   352                   1/5/2007              (1,637.19)  F64                       148,440.94  08/30/06     Active Loan
0117867218   351                   10/23/2006              (902.98)  F64                       150,609.41  08/30/06     Active Loan
0031797673   351                   11/13/2006              (199.00)  F65                        17,217.40  08/30/06     Active Loan
0031930696   351                   1/11/2007               (267.00)  F65                        23,258.21  08/30/06     Active Loan
0032225401   351                   9/11/2006               (181.00)  F65                        15,440.81  08/30/06     Active Loan
0032294886   351                   11/24/2006              (256.00)  F65                        12,864.36  08/30/06     Active Loan
0032365900   351                   9/11/2006               (188.00)  F65                        24,995.95  08/30/06     Active Loan
0032380776   351                   1/3/2007                (754.00)  F65                        42,634.35  08/30/06     Active Loan
0032442980   351                   10/17/2006              (736.00)  F65                        81,594.64  08/30/06     Active Loan
0032490401   351                   11/28/2006              (990.00)  F65                       109,894.84  08/30/06     Active Loan
0032501645   351                   9/11/2006               (972.42)  F65                        46,420.00  08/30/06     Active Loan
0032513954   351                   9/11/2006               (407.00)  F65                        34,610.61  08/30/06     Active Loan
0032519290   351                   9/12/2006               (599.00)  F65                        74,819.90  08/30/06     Active Loan
0032526170   351                   9/18/2006               (339.00)  F65                        39,753.73  08/30/06     Active Loan
0032528085   351                   1/18/2007               (169.00)  F65                        16,910.13  08/30/06     Active Loan


(page)


0032547903   351                   9/11/2006               (655.00)  F65                        55,810.15  08/30/06     Active Loan
0032548984   351                   9/14/2006             (1,243.00)  F65                       137,598.57  08/30/06     Active Loan
0032579666   351                   9/11/2006               (382.00)  F65                        67,834.69  08/30/06     Active Loan
0032594111   351                   11/14/2006              (599.00)  F65                        34,050.89  08/30/06     Active Loan
0032594194   353                   12/27/2006            (6,500.00)  F65                        97,171.78  08/30/06     Active Loan
0032594442   351                   12/11/2006              (295.00)  F65                        23,085.93  08/30/06     Active Loan
0032613366   353                   12/21/2006              (500.00)  F65                        24,264.46  08/30/06     Active Loan
0032613937   351                   9/11/2006               (465.00)  F65                        25,977.11  08/30/06     Active Loan
0032613986   351                   9/11/2006               (853.00)  F65                        84,894.51  08/30/06     Active Loan
0032614208   351                   9/11/2006               (252.00)  F65                             0.00  08/30/06     Zero UPB
0032615221   351                   11/9/2006               (565.00)  F65                        32,101.37  08/30/06     Active Loan
0032619199   351                   1/5/2007              (1,350.00)  F65                       199,876.16  08/30/06     Active Loan
0032624009   351                   9/11/2006               (608.00)  F65                        75,755.50  08/30/06     Active Loan
0032625030   351                   9/14/2006             (1,673.46)  F65                             0.00  08/30/06     Zero UPB
0032625139   351                   9/11/2006               (782.00)  F65                        97,053.41  08/30/06     Active Loan
0032625162   351                   11/9/2006               (813.00)  F65                        46,277.19  08/30/06     Active Loan
0032625212   351                   9/11/2006               (319.00)  F65                        24,934.63  08/30/06     Active Loan
0032629610   351                   9/11/2006               (530.00)  F65                        53,814.65  08/30/06     Active Loan
0032631939   351                   12/14/2006            (1,273.00)  F65                       149,581.25  08/30/06     Active Loan
0032645244   351                   9/11/2006               (517.00)  F65                        91,802.41  08/30/06     Active Loan
0032645558   351                   9/11/2006               (382.00)  F65                        44,847.72  08/30/06     Active Loan
0032648222   353                   11/21/2006            (2,080.00)  F65                        25,949.22  08/30/06     Active Loan
0032657611   351                   9/8/2006              (1,079.00)  F65                       134,657.42  08/30/06     Active Loan
0032658791   351                   9/11/2006               (322.00)  F65                        25,077.62  08/30/06     Active Loan
0032681769   351                   9/12/2006               (860.00)  F65                        95,357.62  08/30/06     Active Loan
0032688061   351                   9/12/2006               (352.00)  F65                        44,034.30  08/30/06     Active Loan
0032694085   353                   1/9/2007                (960.00)  F65                        17,946.46  08/30/06     Active Loan
0032696494   351                   12/14/2006              (236.00)  F65                        17,578.46  08/30/06     Active Loan
0032700601   351                   9/11/2006               (292.00)  F65                        35,437.95  08/30/06     Active Loan
0032712333   351                   9/19/2006               (300.00)  F65                        22,550.24  08/30/06     Active Loan
0032713190   351                   9/11/2006               (388.00)  F65                        47,798.25  08/30/06     Active Loan
0032717357   351                   9/11/2006               (375.00)  F65                        40,680.32  08/30/06     Active Loan
0032721078   351                   9/11/2006               (277.00)  F65                        30,720.93  08/30/06     Active Loan
0032721235   351                   11/14/2006              (297.00)  F65                        34,930.53  08/30/06     Active Loan
0032721524   351                   1/22/2007               (173.00)  F65                        19,348.80  08/30/06     Active Loan
0032726952   351                   9/11/2006               (331.00)  F65                        27,532.91  08/30/06     Active Loan
0032733164   351                   9/8/2006              (1,312.00)  F65                       104,631.15  08/30/06     Active Loan
0032602799   351                   12/19/2006              (692.00)  F66                       355,808.70  08/30/06     Active Loan
0032653826   351                   12/12/2006              (614.00)  F66                       108,000.00  08/30/06     Active Loan
0032697500   351                   9/6/2006              (1,686.00)  F66                       168,412.82  08/30/06     Active Loan
0032718710   351                   10/2/2006               (468.00)  F66                       147,128.41  08/30/06     Active Loan
0032742041   351                   11/16/2006              (216.10)  F66                       212,794.25  08/30/06     Active Loan
0032761611   351                   9/12/2006             (1,017.00)  F66                        84,715.62  08/30/06     Active Loan
0032768053   351                   12/27/2006            (1,569.72)  F66                       111,488.00  08/30/06     Active Loan


(page)


0032786279   351                   10/23/2006              (361.29)  F66                       159,961.29  08/30/06     Active Loan
0032791667   351                   10/9/2006                (84.00)  F66                       153,333.70  08/30/06     Active Loan
0032812869   351                   10/12/2006              (407.00)  F66                       103,383.20  08/30/06     Active Loan
0032850869   351                   9/25/2006               (398.00)  F66                        75,129.03  08/30/06     Active Loan
0032851487   351                   11/16/2006              (941.81)  F66                       350,270.57  08/30/06     Active Loan
0032855116   351                   8/31/2006               (760.00)  F66                       181,905.83  08/30/06     Active Loan
0032855553   351                   11/8/2006               (608.00)  F66                       425,000.00  08/30/06     Active Loan
0032866949   352                   12/22/2006            (1,555.30)  F66                       139,200.00  08/30/06     Active Loan
0032870578   351                   11/21/2006            (2,391.00)  F66                       136,498.60  08/30/06     Active Loan
0032870602   351                   9/11/2006               (750.00)  F66                       195,117.14  08/30/06     Active Loan
0032874604   351                   10/12/2006            (1,607.74)  F66                       909,940.90  08/30/06     Active Loan
0032875171   351                   9/11/2006             (1,311.00)  F66                       239,181.48  08/30/06     Active Loan
0032877540   351                   12/22/2006              (670.00)  F66                       221,627.50  08/30/06     Active Loan
0032884447   351                   12/27/2006              (247.00)  F66                        95,998.38  08/30/06     Active Loan
0032889578   351                   11/30/2006            (1,141.76)  F66                       365,219.50  08/30/06     Active Loan
0032890766   351                   1/17/2007               (933.89)  F66                       244,130.57  08/30/06     Active Loan
0032893117   352                   9/25/2006             (5,062.45)  F66                       407,456.43  08/30/06     Active Loan
0032898637   351                   11/22/2006               (10.00)  F66                       235,920.00  08/30/06     Active Loan
0032902066   351                   10/12/2006              (650.00)  F66                       164,576.78  08/30/06     Active Loan
0032911604   351                   9/6/2006                 (29.04)  F66                       429,740.81  08/30/06     Active Loan
0032915431   351                   1/9/2007                (573.00)  F66                        79,555.17  08/30/06     Active Loan
0032915993   351                   10/24/2006            (1,374.00)  F66                             0.00  08/30/06     Zero UPB
0032918054   352                   1/22/2007             (2,892.76)  F66                       135,784.85  08/30/06     Active Loan
0032918526   351                   10/31/2006              (925.00)  F66                       550,700.35  08/30/06     Active Loan
0032925299   351                   10/26/2006              (368.00)  F66                       223,084.98  08/30/06     Active Loan
0032928004   352                   12/7/2006             (1,853.49)  F66                       167,807.67  08/30/06     Active Loan
0032931552   351                   12/28/2006              (701.00)  F66                       175,251.81  08/30/06     Active Loan
0032933830   352                   1/22/2007             (4,506.25)  F66                       459,441.52  08/30/06     Active Loan
0032940363   351                   10/2/2006               (610.00)  F66                       174,219.41  08/30/06     Active Loan
0032941213   351                   9/26/2006             (1,214.00)  F66                     1,000,000.00  08/30/06     Active Loan
0032943631   351                   1/12/2007             (1,449.00)  F66                       229,895.95  08/30/06     Active Loan
0032950537   351                   11/27/2006              (305.00)  F66                       140,000.00  08/30/06     Active Loan
0032954562   351                   9/5/2006                (899.47)  F66                        75,599.99  08/30/06     Active Loan
0032955247   351                   12/4/2006               (968.00)  F66                       321,857.63  08/30/06     Active Loan
0032955791   351                   12/14/2006              (646.00)  F66                       238,859.52  08/30/06     Active Loan
0032960692   351                   10/26/2006            (1,863.25)  F66                       317,740.58  08/30/06     Active Loan
0032961823   351                   11/20/2006              (705.00)  F66                       139,335.09  08/30/06     Active Loan
0032964215   351                   1/22/2007               (627.85)  F66                       222,925.22  08/30/06     Active Loan
0032968083   351                   10/26/2006              (485.05)  F66                       646,834.37  08/30/06     Active Loan
0032969818   351                   9/21/2006               (626.00)  F66                       101,389.72  08/30/06     Active Loan
0032974479   351                   10/12/2006              (589.00)  F66                       330,589.35  08/30/06     Active Loan
0032975476   351                   10/24/2006            (2,734.00)  F66                       248,800.00  08/30/06     Active Loan
0032980724   351                   9/18/2006               (407.70)  F66                        87,926.75  08/30/06     Active Loan
0018551259   351                   10/4/2006               (653.00)  F67                       100,000.00  08/31/06     Active Loan


(page)


0018609172   351                   11/6/2006               (506.00)  F67                       166,280.29  08/31/06     Active Loan
0031523780   351                   11/9/2006             (1,185.75)  F67                       900,000.00  08/31/06     Active Loan
0031755143   351                   9/19/2006               (354.00)  F67                        71,568.82  08/31/06     Active Loan
0031825904   351                   10/18/2006              (675.00)  F67                       205,004.88  08/31/06     Active Loan
0032220048   352                   1/4/2007                (674.65)  F67                        59,777.99  08/31/06     Active Loan
0032245292   351                   11/27/2006            (1,847.00)  F67                       351,866.17  08/31/06     Active Loan
0032360638   351                   1/8/2007                (403.00)  F67                       100,000.00  08/31/06     Active Loan
0032374449   351                   1/10/2007               (714.35)  F67                       312,584.00  08/31/06     Active Loan
0032401275   351                   1/9/2007                (979.00)  F67                       163,729.33  08/31/06     Active Loan
0032463804   352                   1/8/2007              (4,289.95)  F67                       617,500.00  08/31/06     Active Loan
0032464836   352                   1/8/2007              (2,729.50)  F67                       293,165.14  08/31/06     Active Loan
0032469041   351                   12/15/2006              (659.00)  F67                       146,236.06  08/31/06     Active Loan
0032480238   351                   1/18/2007               (426.22)  F67                       167,166.13  08/31/06     Active Loan
0032503930   351                   1/10/2007               (641.00)  F67                       104,000.00  08/31/06     Active Loan
0032562225   351                   1/25/2007               (611.00)  F67                       147,150.00  08/31/06     Active Loan
0032630923   351                   11/7/2006             (1,248.00)  F67                       365,654.23  08/31/06     Active Loan
0032703753   351                   9/8/2006                (842.00)  F67                       306,400.00  08/31/06     Active Loan
0032707044   351                   12/5/2006               (692.00)  F67                       174,249.45  08/31/06     Active Loan
0032719494   351                   9/8/2006              (2,975.00)  F67                       238,960.00  08/31/06     Active Loan
0032747214   351                   12/13/2006              (186.00)  F67                        70,082.06  08/31/06     Active Loan
0032758526   351                   1/23/2007                (10.00)  F67                       148,549.38  08/31/06     Active Loan
0032760456   351                   12/7/2006               (567.00)  F67                       175,992.78  08/31/06     Active Loan
0032765935   351                   9/22/2006               (220.00)  F67                       327,340.76  08/31/06     Active Loan
0032772972   352                   9/8/2006              (2,930.35)  F67                       170,000.00  08/31/06     Active Loan
0032780306   351                   12/14/2006              (996.00)  F67                        64,125.73  08/31/06     Active Loan
0032780520   351                   12/22/2006            (1,216.27)  F67                       176,000.00  08/31/06     Active Loan
0032797011   351                   9/21/2006             (1,434.50)  F67                       298,392.37  08/31/06     Active Loan
0032798506   351                   11/20/2006            (1,225.00)  F67                        98,000.00  08/31/06     Active Loan
0032815540   351                   9/25/2006               (110.04)  F67                       143,395.57  08/31/06     Active Loan
0032817868   351                   9/6/2006              (1,134.00)  F67                       172,622.60  08/31/06     Active Loan
0032821142   351                   11/1/2006               (920.00)  F67                       336,325.62  08/31/06     Active Loan
0032825275   351                   1/12/2007               (281.00)  F67                       183,818.28  08/31/06     Active Loan
0032825770   351                   10/30/2006               (59.01)  F67                       246,767.83  08/31/06     Active Loan
0032828188   351                   1/16/2007             (1,002.41)  F67                       288,800.00  08/31/06     Active Loan
0032833550   351                   10/17/2006              (412.00)  F67                       359,763.78  08/31/06     Active Loan
0032835548   351                   11/21/2006              (557.00)  F67                       258,400.00  08/31/06     Active Loan
0032839060   351                   1/22/2007               (603.54)  F67                       398,400.00  08/31/06     Active Loan
0032843195   351                   10/20/2006              (151.80)  F67                       215,914.53  08/31/06     Active Loan
0032846768   351                   1/26/2007               (313.00)  F67                        77,711.44  08/31/06     Active Loan
0032847519   351                   11/20/2006            (1,018.00)  F67                       343,999.94  08/31/06     Active Loan
0032848731   351                   12/8/2006               (465.00)  F67                        25,767.55  08/31/06     Active Loan
0032849739   351                   9/19/2006                (47.00)  F67                       232,000.00  08/31/06     Active Loan
0032850794   352                   1/8/2007              (4,532.00)  F67                       784,000.00  08/31/06     Active Loan
0032853103   351                   12/6/2006               (648.51)  F67                       405,949.96  08/31/06     Active Loan


(page)


0032854010   351                   9/22/2006                (36.04)  F67                        67,663.39  08/31/06     Active Loan
0032856254   351                   9/14/2006               (373.00)  F67                       160,000.00  08/31/06     Active Loan
0032862534   351                   10/11/2006              (578.00)  F67                       183,430.00  08/31/06     Active Loan
0032864639   351                   1/8/2007              (1,878.00)  F67                       464,000.00  08/31/06     Active Loan
0032867913   351                   11/3/2006               (168.00)  F67                       581,505.38  08/31/06     Active Loan
0032215121   351                   10/27/2006              (378.00)  F68                       855,000.00  08/31/06     Active Loan
0032760803   352                   1/19/2007             (4,506.25)  F68                       506,250.00  08/31/06     Active Loan
0032864696   351                   11/1/2006             (1,171.00)  F68                       213,249.24  08/31/06     Active Loan
0032888281   352                   1/22/2007             (1,128.88)  F68                       101,437.78  08/31/06     Active Loan
0032908121   351                   11/7/2006               (421.68)  F68                       148,500.00  08/31/06     Active Loan
0032951444   351                   11/3/2006               (461.00)  F68                       122,000.00  08/31/06     Active Loan
0032957037   351                   10/4/2006             (1,059.08)  F68                             0.00  08/31/06     Zero UPB
0032976185   352                   1/19/2007             (2,729.50)  F68                       464,000.00  08/31/06     Active Loan
0032976201   351                   10/12/2006            (1,073.00)  F68                       600,000.00  08/31/06     Active Loan
0032978512   351                   1/23/2007             (1,671.00)  F68                       999,999.00  08/31/06     Active Loan
0033003815   351                   11/20/2006              (509.00)  F68                       527,200.00  08/31/06     Active Loan
0033013780   351                   10/4/2006               (782.00)  F68                       480,000.00  08/31/06     Active Loan
0033016031   352                   1/24/2007             (1,027.43)  F68                        94,932.30  08/31/06     Active Loan
0033031402   351                   1/10/2007            (11,258.00)  F68                       643,140.00  08/31/06     Active Loan
0033031428   351                   11/9/2006               (825.00)  F68                       250,000.00  08/31/06     Active Loan
0033078023   351                   10/30/2006              (277.45)  F68                             0.00  08/31/06     Zero UPB
0033092644   351                   11/20/2006                (9.00)  F68                       168,749.99  08/31/06     Active Loan
0033098047   351                   1/16/2007             (4,401.00)  F68                       550,850.00  08/31/06     Active Loan
0038630877   351                   1/8/2007              (6,565.00)  F68                       602,550.00  08/31/06     Active Loan
0038656484   351                   10/2/2006             (1,216.50)  F68                       564,000.00  08/31/06     Active Loan
0038691549   351                   10/17/2006              (822.00)  F68                       201,500.00  08/31/06     Active Loan
0038718938   352                   12/29/2006            (2,770.70)  F68                       485,000.00  08/31/06     Active Loan
0031856966   351                   11/27/2006              (500.00)  F70                       190,174.01  10/31/06     Active Loan
0032008310   351                   11/9/2006               (532.00)  F70                       304,463.83  10/31/06     Active Loan
0032108847   351                   11/27/2006              (309.00)  F70                       154,400.00  10/31/06     Active Loan
0032298507   351                   1/26/2007               (574.00)  F70                        98,525.60  10/31/06     Active Loan
0032312787   352                   1/12/2007               (289.00)  F70                       393,760.00  10/31/06     Active Loan
0032320038   351                   1/18/2007               (868.00)  F70                       270,200.00  10/31/06     Active Loan
0032328296   351                   1/17/2007               (474.00)  F70                       145,309.12  10/31/06     Active Loan
0032431587   351                   1/5/2007              (3,012.00)  F70                       536,000.00  10/31/06     Active Loan
0032432122   351                   1/8/2007                 (28.00)  F70                       118,176.68  10/31/06     Active Loan
0032490161   351                   12/11/2006              (759.00)  F70                       188,000.00  10/31/06     Active Loan
0032529315   351                   11/27/2006              (907.00)  F70                       246,500.00  10/31/06     Active Loan
0032531634   351                   1/10/2007               (970.00)  F70                       104,709.81  10/31/06     Active Loan
0032579435   351                   1/9/2007                (458.03)  F70                       240,000.00  10/31/06     Active Loan
0032579567   351                   12/19/2006            (1,048.14)  F70                       271,053.90  10/31/06     Active Loan
0032609042   352                   1/4/2007                (766.32)  F70                       272,000.00  10/31/06     Active Loan
0032634719   351                   1/19/2007             (1,392.00)  F70                       318,000.02  10/31/06     Active Loan
0032634792   352                   1/8/2007              (1,561.48)  F70                       461,977.96  10/31/06     Active Loan


(page)


0032634891   351                   11/17/2006              (765.00)  F70                       191,976.79  10/31/06     Active Loan
0032634909   351                   1/3/2007              (1,048.00)  F70                       250,866.79  10/31/06     Active Loan
0032670408   351                   1/19/2007             (2,632.00)  F70                       129,007.91  10/31/06     Active Loan
0032676652   351                   11/13/2006                (2.00)  F70                       188,000.00  10/31/06     Active Loan
0032706681   351                   11/28/2006              (844.00)  F70                       124,864.48  10/31/06     Active Loan
0032721615   351                   1/10/2007               (993.00)  F70                       130,349.13  10/31/06     Active Loan
0032731127   351                   12/12/2006            (2,102.00)  F70                       107,600.41  10/31/06     Active Loan
0032732976   351                   11/17/2006              (786.28)  F70                       119,718.53  10/31/06     Active Loan
0032739971   351                   1/5/2007                (356.00)  F70                       246,374.86  10/31/06     Active Loan
0032762585   351                   12/15/2006               (54.00)  F70                       108,000.00  10/31/06     Active Loan
0032764854   352                   1/8/2007              (5,156.70)  F70                       242,278.28  10/31/06     Active Loan
0032769267   351                   12/11/2006              (978.00)  F70                       390,472.02  10/31/06     Active Loan
0032802316   351                   12/13/2006              (920.07)  F70                       129,454.31  10/31/06     Active Loan
0032834160   351                   11/7/2006             (1,127.44)  F70                             0.00  10/31/06     Zero UPB
0032889362   352                   1/22/2007             (2,960.74)  F70                       173,000.00  10/31/06     Active Loan
0032891756   351                   1/25/2007             (2,602.00)  F70                       125,766.96  10/31/06     Active Loan
0032906968   351                   11/10/2006              (698.00)  F70                        67,966.69  10/31/06     Active Loan
0032956880   351                   12/6/2006               (869.00)  F70                       110,242.93  10/31/06     Active Loan
0032957946   352                   1/22/2007             (1,107.25)  F70                        99,700.53  10/31/06     Active Loan
0032962953   351                   1/8/2007                (870.00)  F70                       171,257.66  10/31/06     Active Loan
0032964348   351                   12/27/2006              (418.00)  F70                       187,261.47  10/31/06     Active Loan
0032964546   352                   1/8/2007              (3,214.12)  F70                       240,000.00  10/31/06     Active Loan
0033021486   351                   1/19/2007               (683.00)  F70                       424,000.00  10/31/06     Active Loan
0033021718   351                   11/9/2006               (688.82)  F70                       103,733.27  10/31/06     Active Loan
0033076167   351                   1/19/2007             (1,772.51)  F70                        95,787.87  10/31/06     Active Loan
0033081233   351                   1/23/2007             (6,000.00)  F70                       538,298.21  10/31/06     Active Loan
0033101320   351                   1/18/2007             (2,995.00)  F70                       218,304.75  10/31/06     Active Loan
0037191673   351                   12/29/2006              (305.00)  F70                        65,397.65  10/31/06     Active Loan
0037242302   351                   12/18/2006            (3,092.00)  F70                       282,937.66  10/31/06     Active Loan
0037291556   351                   11/24/2006            (1,477.00)  F70                       138,947.75  10/31/06     Active Loan
0037380573   351                   1/25/2007             (1,097.00)  F70                       143,514.20  10/31/06     Active Loan
0037474202   351                   11/24/2006              (511.00)  F70                       127,092.61  10/31/06     Active Loan
0037502572   352                   12/13/2006            (1,888.51)  F70                       130,166.59  10/31/06     Active Loan
0032469157   352                   1/8/2007              (1,427.58)  F72                       132,000.00  09/29/06     Active Loan
0032837668   351                   10/9/2006               (511.92)  F72                        49,373.96  09/29/06     Active Loan
0032854903   351                   10/31/2006            (2,944.41)  F72                       497,440.02  09/29/06     Active Loan
0032963803   352                   1/8/2007              (1,410.07)  F72                       110,716.85  09/29/06     Active Loan
0033007030   351                   11/21/2006            (3,221.00)  F72                       139,580.49  09/29/06     Active Loan
0033009838   351                   11/28/2006              (600.07)  F72                       250,000.00  09/29/06     Active Loan
0033024373   351                   10/9/2006               (413.00)  F72                       150,798.39  09/29/06     Active Loan
0033047648   351                   1/9/2007                (853.17)  F72                        92,800.00  09/29/06     Active Loan
0033048539   351                   10/16/2006              (785.00)  F72                       105,822.72  09/29/06     Active Loan
0033048869   351                   10/6/2006               (261.00)  F72                       215,088.33  09/29/06     Active Loan
0033061078   351                   10/9/2006             (1,112.00)  F72                       875,000.00  09/29/06     Active Loan


(page)


0033071770   351                   10/11/2006              (132.29)  F72                        94,700.86  09/29/06     Active Loan
0033071796   351                   1/11/2007             (1,001.00)  F72                        78,800.00  09/29/06     Active Loan
0033088378   351                   11/28/2006              (694.48)  F72                       193,999.99  09/29/06     Active Loan
0033091026   351                   10/20/2006              (675.09)  F72                        49,922.14  09/29/06     Active Loan
0033094129   351                   1/19/2007               (618.21)  F72                       215,227.84  09/29/06     Active Loan
0033096983   351                   11/10/2006              (912.00)  F72                       315,700.00  09/29/06     Active Loan
0033098237   351                   10/11/2006              (414.00)  F72                       151,920.00  09/29/06     Active Loan
0033098443   351                   10/4/2006             (1,019.00)  F72                        99,595.38  09/29/06     Active Loan
0033098773   351                   10/3/2006               (885.62)  F72                       452,000.00  09/29/06     Active Loan
0033098898   351                   12/6/2006             (1,058.00)  F72                       696,927.64  09/29/06     Active Loan
0033099144   351                   10/6/2006                (24.00)  F72                       102,391.19  09/29/06     Active Loan
0033099946   351                   1/16/2007             (1,489.00)  F72                       129,113.05  09/29/06     Active Loan
0033101312   355                   10/11/2006            (1,138.00)  F72                       849,999.80  09/29/06     Active Loan
0033101577   351                   10/6/2006             (1,248.00)  F72                       520,000.00  09/29/06     Active Loan
0033101684   351                   10/6/2006               (646.00)  F72                       296,000.00  09/29/06     Active Loan
0033102450   351                   10/13/2006              (338.07)  F72                       155,966.00  09/29/06     Active Loan
0033103557   351                   10/3/2006               (521.38)  F72                       191,582.00  09/29/06     Active Loan
0033106295   351                   10/6/2006               (720.57)  F72                       254,582.00  09/29/06     Active Loan
0033107442   351                   10/3/2006             (1,518.00)  F72                       214,935.95  09/29/06     Active Loan
0033107491   351                   1/10/2007               (805.00)  F72                       127,720.00  09/29/06     Active Loan
0033108200   351                   10/3/2006               (438.00)  F72                        79,917.90  09/29/06     Active Loan
0033110198   351                   10/3/2006                (59.59)  F72                       100,000.00  09/29/06     Active Loan
0033111097   351                   10/3/2006               (531.72)  F72                       105,130.98  09/29/06     Active Loan
0033111527   351                   1/19/2007             (2,692.00)  F72                       135,348.00  09/29/06     Active Loan
0033111915   352                   1/8/2007              (2,729.50)  F72                       950,000.00  09/29/06     Active Loan
0033113036   351                   1/24/2007             (4,708.00)  F72                       478,373.05  09/29/06     Active Loan
0033118100   351                   10/6/2006               (313.19)  F72                       614,999.99  09/29/06     Active Loan
0033118902   351                   12/6/2006               (362.00)  F72                       750,000.00  09/29/06     Active Loan
0033121682   351                   10/4/2006               (521.62)  F72                        82,815.34  09/29/06     Active Loan
0033123092   351                   10/13/2006              (506.00)  F72                       223,219.07  09/29/06     Active Loan
0033123142   351                   10/2/2006             (2,559.00)  F72                       597,387.82  09/29/06     Active Loan
0033123530   351                   10/10/2006               (44.00)  F72                       335,115.97  09/29/06     Active Loan
0033127952   351                   11/10/2006              (598.15)  F72                       176,983.56  09/29/06     Active Loan
0033133190   351                   10/17/2006              (896.76)  F72                       109,302.88  09/29/06     Active Loan
0033135716   351                   12/14/2006              (799.00)  F72                        99,550.99  09/29/06     Active Loan
0033140401   351                   10/16/2006              (442.00)  F72                       199,480.00  09/29/06     Active Loan
0033145103   351                   10/19/2006              (940.00)  F72                       267,657.85  09/29/06     Active Loan
0033146036   351                   10/12/2006              (372.00)  F72                       116,370.26  09/29/06     Active Loan
0033146531   351                   1/9/2007                (573.00)  F72                       477,939.28  09/29/06     Active Loan
0018776666   351                   12/27/2006              (852.00)  F73                       140,024.80  09/27/06     Active Loan
0018902288   351                   12/5/2006               (457.66)  F73                       131,674.40  09/27/06     Active Loan
0018908624   351                   11/22/2006            (1,991.00)  F73                       169,600.00  09/27/06     Active Loan
0031489974   351                   12/6/2006               (609.56)  F73                       279,928.54  09/27/06     Active Loan
0031568181   351                   11/16/2006            (2,157.19)  F73                       216,000.00  09/27/06     Active Loan


(page)


0032322794   351                   12/18/2006              (595.00)  F73                       168,400.00  09/27/06     Active Loan
0032356420   351                   1/10/2007               (501.31)  F73                       173,600.00  09/27/06     Active Loan
0032503070   351                   11/6/2006               (431.00)  F73                       116,250.00  09/27/06     Active Loan
0032518706   351                   11/14/2006              (681.78)  F73                       137,032.47  09/27/06     Active Loan
0032589012   351                   11/10/2006            (1,113.00)  F73                       162,189.21  09/27/06     Active Loan
0032622029   351                   12/7/2006             (1,406.00)  F73                       253,455.00  09/27/06     Active Loan
0032640534   351                   11/21/2006            (1,303.00)  F73                       227,500.00  09/27/06     Active Loan
0032704470   351                   10/9/2006               (600.85)  F73                       422,500.00  09/27/06     Active Loan
0032787087   351                   1/24/2007               (782.98)  F73                       561,935.86  09/27/06     Active Loan
0032788671   351                   10/18/2006              (672.00)  F73                             0.00  09/27/06     Zero UPB
0032806333   351                   10/25/2006              (812.00)  F73                        63,199.41  09/27/06     Active Loan
0032811507   351                   12/5/2006             (1,230.00)  F73                       164,000.00  09/27/06     Active Loan
0032813396   351                   11/20/2006            (1,099.00)  F73                       196,800.00  09/27/06     Active Loan
0032817058   352                   1/4/2007              (1,164.93)  F73                       470,000.00  09/27/06     Active Loan
0032829590   351                   11/15/2006              (931.00)  F73                        70,791.98  09/27/06     Active Loan
0032834954   351                   12/22/2006            (2,433.00)  F73                       304,481.00  09/27/06     Active Loan
0032837759   351                   10/18/2006               (30.25)  F73                       310,000.00  09/27/06     Active Loan
0032879140   351                   10/17/2006              (689.00)  F73                       526,500.00  09/27/06     Active Loan
0032901191   352                   1/22/2007             (5,304.50)  F73                       866,649.07  09/27/06     Active Loan
0032920563   352                   1/23/2007             (2,770.70)  F73                       999,000.00  09/27/06     Active Loan
0032933665   351                   10/4/2006             (1,060.00)  F73                             0.00  09/27/06     Zero UPB
0032937971   351                   10/4/2006               (996.00)  F73                       630,000.00  09/27/06     Active Loan
0032940017   351                   12/8/2006             (4,112.19)  F73                       132,000.00  09/27/06     Active Loan
0032943417   351                   11/16/2006            (1,094.00)  F73                       837,919.02  09/27/06     Active Loan
0032949034   351                   10/11/2006              (641.89)  F73                       122,829.96  09/27/06     Active Loan
0032950180   351                   10/27/2006            (1,495.00)  F73                       476,000.00  09/27/06     Active Loan
0032962748   351                   10/13/2006               (31.00)  F73                             0.00  09/27/06     Zero UPB
0032965626   351                   12/8/2006             (1,607.00)  F73                       228,943.00  09/27/06     Active Loan
0032965634   351                   12/21/2006            (1,070.00)  F73                        93,100.00  09/27/06     Active Loan
0032968919   351                   11/16/2006              (623.00)  F73                       128,000.00  09/27/06     Active Loan
0032971152   351                   12/27/2006            (1,157.00)  F73                       454,434.95  09/27/06     Active Loan
0032974982   351                   10/5/2006             (1,834.00)  F73                       536,000.00  09/27/06     Active Loan
0032975690   351                   10/23/2006            (2,618.00)  F73                       300,000.00  09/27/06     Active Loan
0032977506   351                   10/17/2006            (1,033.00)  F73                       610,488.58  09/27/06     Active Loan
0032978728   351                   11/14/2006              (625.00)  F73                       161,000.00  09/27/06     Active Loan
0032980716   351                   11/21/2006            (1,030.00)  F73                       112,000.00  09/27/06     Active Loan
0032982019   351                   12/12/2006            (2,120.00)  F73                       200,000.00  09/27/06     Active Loan
0032983702   351                   1/16/2007             (1,621.57)  F73                        77,342.30  09/27/06     Active Loan
0032987349   351                   12/6/2006             (2,625.00)  F73                       132,000.00  09/27/06     Active Loan
0033011420   351                   10/10/2006              (691.00)  F73                       556,690.00  09/27/06     Active Loan
0033013137   351                   10/17/2006            (1,627.00)  F73                       172,900.00  09/27/06     Active Loan
0033013459   352                   12/7/2006             (4,315.70)  F73                       314,830.85  09/27/06     Active Loan
0033014432   352                   1/24/2007             (2,871.64)  F73                       135,920.00  09/27/06     Active Loan
0033017013   351                   10/30/2006              (726.50)  F73                       419,924.30  09/27/06     Active Loan


(page)


0033021684   351                   10/11/2006            (1,123.84)  F73                       411,200.00  09/27/06     Active Loan
0031949944   351                   10/3/2006             (2,811.00)  F74                     1,287,676.59  09/29/06     Active Loan
0032783763   351                   12/19/2006            (1,328.42)  F74                       671,788.27  09/29/06     Active Loan
0032854457   351                   10/12/2006            (1,105.00)  F74                       516,544.37  09/29/06     Active Loan
0032929341   351                   12/29/2006            (1,360.02)  F74                       810,000.00  09/29/06     Active Loan
0032944068   352                   1/22/2007             (2,729.50)  F74                       508,000.00  09/29/06     Active Loan
0032971301   351                   1/22/2007             (5,939.44)  F74                     2,000,000.00  09/29/06     Active Loan
0032975369   351                   12/28/2006              (378.00)  F74                       388,000.00  09/29/06     Active Loan
0032976508   351                   12/12/2006            (5,681.00)  F74                       888,744.05  09/29/06     Active Loan
0033003377   351                   12/14/2006            (1,575.00)  F74                       140,000.00  09/29/06     Active Loan
0033011875   351                   11/20/2006                (5.00)  F74                       456,000.00  09/29/06     Active Loan
0033018490   353                   12/27/2006            (5,000.00)  F74                       719,199.20  09/29/06     Active Loan
0033040312   352                   1/24/2007             (3,969.62)  F74                       187,829.75  09/29/06     Active Loan
0033042383   351                   1/12/2007             (3,087.00)  F74                       170,245.50  09/29/06     Active Loan
0033042912   351                   1/17/2007             (1,151.00)  F74                       300,829.23  09/29/06     Active Loan
0033051491   351                   1/26/2007             (1,128.00)  F74                       468,319.82  09/29/06     Active Loan
0033067778   351                   10/6/2006             (1,355.00)  F74                       560,000.00  09/29/06     Active Loan
0033079658   351                   12/5/2006               (519.00)  F74                        74,807.38  09/29/06     Active Loan
0033082777   351                   10/31/2006            (1,488.97)  F74                       504,000.00  09/29/06     Active Loan
0033083130   351                   10/3/2006               (462.01)  F74                       236,750.00  09/29/06     Active Loan
0033088980   351                   10/3/2006               (570.00)  F74                       246,000.00  09/29/06     Active Loan
0033095811   351                   10/23/2006              (573.00)  F74                       159,735.51  09/29/06     Active Loan
0033112772   351                   1/24/2007             (4,788.00)  F74                       599,200.00  09/29/06     Active Loan
0033112806   351                   10/3/2006               (725.86)  F74                       247,000.00  09/29/06     Active Loan
0033140476   351                   10/16/2006              (391.00)  F74                       215,920.00  09/29/06     Active Loan
0033141490   351                   1/11/2007             (2,255.00)  F74                       627,955.05  09/29/06     Active Loan
0033146804   351                   1/18/2007               (564.00)  F74                       270,000.00  09/29/06     Active Loan
0033149873   351                   12/19/2006            (1,817.00)  F74                       689,900.00  09/29/06     Active Loan
0033199696   351                   1/8/2007              (1,878.00)  F74                       590,000.00  09/29/06     Active Loan
0033221193   351                   11/30/2006              (430.00)  F74                       168,799.99  09/29/06     Active Loan
0033235110   351                   11/13/2006            (1,438.66)  F74                       944,000.00  09/29/06     Active Loan
0033235151   351                   11/13/2006            (1,109.07)  F74                     1,000,000.00  09/29/06     Active Loan
0037588258   351                   10/6/2006                (28.76)  F74                       483,900.07  09/29/06     Active Loan
0038236774   351                   12/11/2006            (1,072.00)  F74                       166,000.00  09/29/06     Active Loan
0038273157   352                   11/10/2006            (2,744.95)  F74                       579,900.00  09/29/06     Active Loan
0038305132   352                   11/10/2006            (4,289.95)  F74                     1,089,999.99  09/29/06     Active Loan
0038337564   351                   10/23/2006               (39.00)  F74                       180,000.00  09/29/06     Active Loan
0038463501   351                   10/10/2006              (509.00)  F74                       143,497.96  09/29/06     Active Loan
0038488250   352                   12/15/2006            (4,315.70)  F74                       999,957.50  09/29/06     Active Loan
0038496527   351                   10/9/2006               (890.00)  F74                       471,585.35  09/29/06     Active Loan
0038528196   352                   11/10/2006            (4,289.95)  F74                       675,000.00  09/29/06     Active Loan
0038554473   351                   1/24/2007               (552.00)  F74                       135,000.00  09/29/06     Active Loan
0038558664   351                   10/23/2006              (825.00)  F74                       500,000.00  09/29/06     Active Loan
0038664066   351                   12/29/2006              (342.00)  F74                       124,000.00  09/29/06     Active Loan


(page)


0038705620   351                   10/12/2006              (776.00)  F74                       285,600.00  09/29/06     Active Loan
0038723821   352                   11/10/2006            (4,289.95)  F74                       520,000.00  09/29/06     Active Loan
0038766275   351                   10/31/2006              (399.16)  F74                        75,699.47  09/29/06     Active Loan
0038804993   351                   12/7/2006               (871.00)  F74                       169,500.00  09/29/06     Active Loan
0038814851   351                   10/9/2006             (1,184.00)  F74                       167,200.00  09/29/06     Active Loan
0038819140   351                   11/16/2006              (770.00)  F74                       140,000.00  09/29/06     Active Loan
0038821567   355                   11/8/2006               (565.00)  F74                       251,916.77  09/29/06     Active Loan
0121823470   351                   12/15/2006              (998.93)  F75                       249,607.17  09/29/06     Active Loan
0121823579   352                   1/23/2007             (2,729.50)  F75                       410,000.00  09/29/06     Active Loan
0121824312   351                   1/22/2007             (3,132.00)  F75                       391,727.49  09/29/06     Active Loan
0121824577   351                   1/18/2007               (783.00)  F75                       251,633.14  09/29/06     Active Loan
0121824650   351                   11/27/2006              (510.00)  F75                       192,000.00  09/29/06     Active Loan
0121825160   351                   1/26/2007               (546.00)  F75                       173,728.67  09/29/06     Active Loan
0121827497   351                   1/18/2007               (959.00)  F75                       142,096.69  09/29/06     Active Loan
0121827570   351                   1/16/2007             (4,801.00)  F75                       164,537.77  09/29/06     Active Loan
0121827711   352                   1/8/2007              (1,752.03)  F75                       161,760.27  09/29/06     Active Loan
0121827976   351                   1/22/2007             (2,446.00)  F75                       122,514.41  09/29/06     Active Loan
0121829352   351                   1/22/2007             (5,018.00)  F75                       627,803.86  09/29/06     Active Loan
0121829840   351                   1/22/2007             (2,397.00)  F75                       300,000.00  09/29/06     Active Loan
0121829998   351                   1/22/2007             (1,342.00)  F75                       167,546.83  09/29/06     Active Loan
0121830335   351                   11/30/2006            (1,547.50)  F75                       149,435.61  09/29/06     Active Loan
0121832448   351                   1/22/2007             (1,980.00)  F75                       298,912.43  09/29/06     Active Loan
0121832505   351                   1/17/2007             (1,700.00)  F75                       199,633.93  09/29/06     Active Loan
0121832521   351                   11/22/2006               (98.00)  F75                       251,698.84  09/29/06     Active Loan
0121833495   351                   11/16/2006              (822.00)  F75                       284,609.58  09/29/06     Active Loan
0121833875   352                   1/8/2007              (1,377.63)  F75                       123,831.17  09/29/06     Active Loan
0121834055   351                   1/17/2007               (839.00)  F75                       103,889.77  09/29/06     Active Loan
0121834493   352                   1/8/2007              (3,230.60)  F75                       152,560.94  09/29/06     Active Loan
0121834568   351                   12/13/2006              (727.00)  F75                       271,691.74  09/29/06     Active Loan
0121834857   351                   1/22/2007             (3,068.00)  F75                       383,977.86  09/29/06     Active Loan
0121835433   351                   1/22/2007             (2,309.00)  F75                       288,610.08  09/29/06     Active Loan
0121835615   351                   11/8/2006               (782.00)  F75                       224,339.86  09/29/06     Active Loan
0121835912   351                   1/22/2007             (4,794.00)  F75                       598,891.16  09/29/06     Active Loan
0121836415   351                   1/19/2007             (2,265.00)  F75                       282,965.95  09/29/06     Active Loan
0121837181   351                   1/22/2007             (1,998.00)  F75                       249,609.85  09/29/06     Active Loan
0121838080   351                   12/29/2006               (83.00)  F75                       150,400.00  09/29/06     Active Loan
0121838411   351                   12/7/2006               (657.25)  F75                       133,191.42  09/29/06     Active Loan
0121838510   351                   1/22/2007             (3,176.00)  F75                       249,428.78  09/29/06     Active Loan
0121838809   352                   1/23/2007             (3,277.46)  F75                       175,736.84  09/29/06     Active Loan
0121839047   351                   1/16/2007             (1,039.00)  F75                       291,797.82  09/29/06     Active Loan
0121839286   351                   1/19/2007             (2,625.00)  F75                       328,500.00  09/29/06     Active Loan
0121840169   351                   1/22/2007             (1,445.00)  F75                       155,827.45  09/29/06     Active Loan
0121840409   351                   1/18/2007             (1,576.00)  F75                       800,000.00  09/29/06     Active Loan
0121840730   351                   1/22/2007             (2,243.00)  F75                       241,617.57  09/29/06     Active Loan


(page)


0121840763   351                   1/22/2007             (2,519.00)  F75                       270,883.11  09/29/06     Active Loan
0121841472   351                   1/19/2007             (3,959.00)  F75                       438,956.79  09/29/06     Active Loan
0121841639   351                   12/1/2006               (724.00)  F75                        99,850.97  09/29/06     Active Loan
0121844930   351                   1/22/2007             (4,023.00)  F75                       503,131.90  09/29/06     Active Loan
0121845291   351                   11/29/2006               (67.00)  F75                       165,600.06  09/29/06     Active Loan
0121845341   351                   11/24/2006              (620.00)  F75                       383,821.21  09/29/06     Active Loan
0121845473   351                   1/19/2007             (5,136.00)  F75                       570,000.00  09/29/06     Active Loan
0121846133   351                   1/22/2007             (2,295.00)  F75                       258,250.00  09/29/06     Active Loan
0121846711   351                   12/18/2006            (1,633.00)  F75                       338,796.66  09/29/06     Active Loan
0121846844   351                   1/22/2007             (3,327.00)  F75                       243,860.25  09/29/06     Active Loan
0121847479   351                   1/11/2007               (783.00)  F75                        38,112.07  09/29/06     Active Loan
0121848394   351                   12/11/2006              (627.00)  F75                        89,640.70  09/29/06     Active Loan
0121848667   351                   1/17/2007               (448.95)  F75                       182,400.00  09/29/06     Active Loan
0008131435   351                   11/16/2006               (16.77)  F76                        22,309.21  11/07/06     Active Loan
0011607710   351                   12/6/2006             (1,236.00)  F76                       262,380.87  11/07/06     Active Loan
0011912771   351                   11/9/2006               (273.00)  F76                        47,958.40  11/07/06     Active Loan
0014073126   351                   1/12/2007                (72.00)  F76                        50,038.45  11/07/06     Active Loan
0014124523   351                   1/24/2007             (2,524.34)  F76                       121,356.69  11/07/06     Active Loan
0014135206   351                   12/7/2006               (768.00)  F76                       132,133.67  11/07/06     Active Loan
0014486195   351                   12/5/2006               (923.75)  F76                        64,572.48  11/07/06     Active Loan
0014595789   351                   1/12/2007               (504.00)  F76                        70,610.35  11/07/06     Active Loan
0014614945   351                   1/9/2007              (1,234.00)  F76                             0.00  11/07/06     Zero UPB
0014821730   351                   12/5/2006               (708.00)  F76                             0.00  11/07/06     Zero UPB
0014840417   351                   12/4/2006             (1,336.00)  F76                       263,550.02  11/07/06     Active Loan
0014907299   351                   12/12/2006            (5,722.00)  F76                       183,561.59  11/07/06     Active Loan
0014940381   351                   1/17/2007               (365.00)  F76                        68,444.02  11/07/06     Active Loan
0014968564   351                   1/10/2007               (614.00)  F76                       123,727.72  11/07/06     Active Loan
0014982219   351                   11/24/2006            (1,096.00)  F76                             0.00  11/07/06     Zero UPB
0014994529   351                   1/25/2007               (400.00)  F76                       131,854.78  11/07/06     Active Loan
0015163702   351                   1/26/2007               (586.00)  F76                       139,832.93  11/07/06     Active Loan
0015172372   351                   1/8/2007                (572.00)  F76                        86,442.52  11/07/06     Active Loan
0016309189   351                   12/19/2006            (1,209.00)  F76                             0.00  11/07/06     Zero UPB
0017549221   351                   1/17/2007               (418.00)  F76                        81,294.06  11/07/06     Active Loan
0031680242   351                   1/25/2007             (2,915.00)  F76                       271,460.24  11/07/06     Active Loan
0032638017   351                   1/9/2007                (701.07)  F76                       107,780.45  11/07/06     Active Loan
0032977548   352                   1/24/2007             (5,278.75)  F76                       359,306.00  11/07/06     Active Loan
0110992864   351                   11/9/2006             (1,092.00)  F76                       133,322.72  11/07/06     Active Loan
0111624748   351                   12/20/2006            (1,052.00)  F76                       103,364.53  11/07/06     Active Loan
0116127408   351                   12/26/2006              (702.00)  F76                        57,850.36  11/07/06     Active Loan
0117064113   351                   12/19/2006              (956.00)  F76                        78,379.39  11/07/06     Active Loan
0117737684   351                   11/9/2006               (657.59)  F76                       187,577.30  11/07/06     Active Loan
0117737775   351                   12/4/2006             (1,420.64)  F76                        90,521.55  11/07/06     Active Loan
0118057934   351                   1/24/2007             (1,858.00)  F76                        45,346.03  11/07/06     Active Loan
0118059062   351                   11/10/2006              (645.00)  F76                             0.00  11/07/06     Zero UPB


(page)


0118060227   351                   12/26/2006            (3,779.89)  F76                       132,170.69  11/07/06     Active Loan
0118060912   351                   1/11/2007               (770.00)  F76                       250,422.38  11/07/06     Active Loan
0118078484   351                   12/28/2006              (679.00)  F76                        51,528.69  11/07/06     Active Loan
0118132075   351                   12/15/2006            (3,499.00)  F76                       144,789.54  11/07/06     Active Loan
0118716257   351                   12/14/2006              (977.00)  F76                        84,072.16  11/07/06     Active Loan
0118716711   351                   12/27/2006            (2,194.00)  F76                       234,175.39  11/07/06     Active Loan
0119039329   351                   12/1/2006               (818.00)  F76                        32,183.24  11/07/06     Active Loan
0119040889   351                   11/8/2006             (4,395.00)  F76                       187,742.69  11/07/06     Active Loan
0119046902   351                   1/18/2007             (4,255.00)  F76                       302,656.25  11/07/06     Active Loan
0119708261   351                   1/8/2007              (1,034.00)  F76                       203,035.92  11/07/06     Active Loan
0120248240   351                   1/8/2007                (358.00)  F76                        68,956.84  11/07/06     Active Loan
0120249958   351                   1/18/2007               (781.00)  F76                        59,356.65  11/07/06     Active Loan
0120580030   351                   12/8/2006               (912.00)  F76                       121,152.17  11/07/06     Active Loan
0120747084   351                   12/7/2006               (622.65)  F76                       130,647.64  11/07/06     Active Loan
0121187934   351                   12/8/2006             (2,066.00)  F76                       151,417.72  11/07/06     Active Loan
0121187967   351                   12/8/2006             (1,415.00)  F76                        87,694.11  11/07/06     Active Loan
0121187991   351                   12/14/2006            (1,342.00)  F76                       167,286.15  11/07/06     Active Loan
0122612112   351                   1/11/2007               (905.00)  F76                       176,032.96  11/07/06     Active Loan
0122612229   351                   1/16/2007             (5,042.00)  F76                       288,000.00  11/07/06     Active Loan
0007566631   351                   11/14/2006              (397.17)  F78                        36,802.02  10/31/06     Active Loan
0014586044   351                   12/6/2006             (1,237.00)  F78                        80,703.12  10/31/06     Active Loan
0014609325   351                   1/9/2007                (564.00)  F78                        78,861.65  10/31/06     Active Loan
0014621684   351                   12/7/2006               (801.00)  F78                        69,443.15  10/31/06     Active Loan
0014670475   351                   12/7/2006               (801.00)  F78                        69,478.88  10/31/06     Active Loan
0014699409   351                   12/28/2006              (721.30)  F78                        57,715.02  10/31/06     Active Loan
0017640764   351                   1/10/2007             (1,333.00)  F78                       440,575.00  10/31/06     Active Loan
0030369995   351                   1/23/2007               (462.82)  F78                       103,410.34  10/31/06     Active Loan
0031669054   351                   1/19/2007             (1,348.00)  F78                       100,745.04  10/31/06     Active Loan
0032044646   351                   1/3/2007                (768.00)  F78                       171,000.00  10/31/06     Active Loan
0032311235   351                   11/3/2006               (600.10)  F78                       196,517.83  10/31/06     Active Loan
0032503492   351                   1/23/2007               (398.34)  F78                       111,819.95  10/31/06     Active Loan
0032759458   351                   11/27/2006            (1,559.00)  F78                       847,000.00  10/31/06     Active Loan
0032761108   351                   1/8/2007                (739.56)  F78                       158,759.23  10/31/06     Active Loan
0032907495   351                   12/26/2006              (948.00)  F78                       149,722.81  10/31/06     Active Loan
0032949026   351                   12/6/2006               (964.00)  F78                        51,853.61  10/31/06     Active Loan
0032972937   351                   12/26/2006              (345.00)  F78                       302,931.27  10/31/06     Active Loan
0032986200   351                   12/27/2006              (446.00)  F78                       240,792.33  10/31/06     Active Loan
0033000159   351                   12/13/2006            (1,181.00)  F78                        92,251.24  10/31/06     Active Loan
0033058082   351                   12/30/2006               (39.01)  F78                        68,671.00  10/31/06     Active Loan
0033066713   351                   11/10/2006              (887.51)  F78                        87,589.35  10/31/06     Active Loan
0033077561   351                   11/13/2006            (1,044.00)  F78                             0.00  10/31/06     Zero UPB
0033098013   351                   11/10/2006              (469.00)  F78                       108,473.97  10/31/06     Active Loan
0033107343   351                   12/8/2006               (349.00)  F78                        71,804.82  10/31/06     Active Loan
0033111931   351                   12/27/2006            (5,424.00)  F78                       999,999.00  10/31/06     Active Loan


(page)


0033112996   351                   11/13/2006            (1,102.10)  F78                        97,312.92  10/31/06     Active Loan
0033123373   351                   1/10/2007               (557.34)  F78                       146,658.55  10/31/06     Active Loan
0033123746   351                   11/28/2006            (1,554.70)  F78                        99,933.11  10/31/06     Active Loan
0033128893   351                   11/28/2006              (346.00)  F78                       116,688.55  10/31/06     Active Loan
0033135575   351                   1/12/2007               (449.00)  F78                        59,824.62  10/31/06     Active Loan
0033143272   351                   11/10/2006                (1.08)  F78                       147,533.99  10/31/06     Active Loan
0033150277   351                   11/2/2006               (648.55)  F78                       722,771.61  10/31/06     Active Loan
0033155102   351                   1/22/2007                (59.84)  F78                       163,105.41  10/31/06     Active Loan
0033160565   351                   1/9/2007                (940.01)  F78                       108,127.19  10/31/06     Active Loan
0033162611   351                   11/20/2006               (65.08)  F78                       400,000.00  10/31/06     Active Loan
0033165267   351                   11/8/2006               (380.00)  F78                       181,600.00  10/31/06     Active Loan
0033172883   351                   11/6/2006             (1,801.73)  F78                     1,000,000.00  10/31/06     Active Loan
0033173071   352                   11/15/2006              (315.87)  F78                       102,920.22  10/31/06     Active Loan
0033176900   351                   11/13/2006            (1,796.00)  F78                       937,499.43  10/31/06     Active Loan
0033178633   351                   11/10/2006              (474.00)  F78                       110,181.55  10/31/06     Active Loan
0033178906   351                   12/30/2006              (114.00)  F78                       647,500.00  10/31/06     Active Loan
0033179615   351                   12/15/2006              (993.69)  F78                       274,746.91  10/31/06     Active Loan
0033185323   351                   11/15/2006              (100.00)  F78                       285,200.00  10/31/06     Active Loan
0033187576   351                   11/10/2006              (175.00)  F78                        74,748.71  10/31/06     Active Loan
0033189135   351                   1/5/2007                (818.00)  F78                       456,837.10  10/31/06     Active Loan
0033189705   351                   11/10/2006              (543.00)  F78                       150,080.00  10/31/06     Active Loan
0033191149   351                   1/15/2007               (975.00)  F78                        66,887.08  10/31/06     Active Loan
0033191503   351                   11/17/2006              (455.00)  F78                       128,372.70  10/31/06     Active Loan
0033194143   351                   11/13/2006            (1,063.00)  F78                       173,872.00  10/31/06     Active Loan
0033194259   351                   1/17/2007               (839.00)  F78                       261,000.00  10/31/06     Active Loan
0011707700   351                   11/21/2006              (889.00)  F79                        50,630.32  10/27/06     Active Loan
0018856963   351                   12/14/2006            (1,878.00)  F79                       400,000.00  10/27/06     Active Loan
0030067722   351                   1/22/2007               (832.00)  F79                       108,300.00  10/27/06     Active Loan
0032095515   351                   1/16/2007             (1,638.00)  F79                       503,990.85  10/27/06     Active Loan
0032095549   351                   1/10/2007             (1,927.00)  F79                       109,800.00  10/27/06     Active Loan
0032095721   351                   1/18/2007             (1,574.00)  F79                       373,400.00  10/27/06     Active Loan
0032095770   351                   11/10/2006              (748.66)  F79                       306,455.00  10/27/06     Active Loan
0032268419   351                   1/25/2007               (853.35)  F79                       238,000.00  10/27/06     Active Loan
0032420606   351                   1/12/2007             (1,069.00)  F79                       476,000.00  10/27/06     Active Loan
0032525610   351                   1/17/2007             (1,400.00)  F79                       171,414.76  10/27/06     Active Loan
0032715385   352                   1/4/2007                (717.91)  F79                        63,639.48  10/27/06     Active Loan
0032785685   351                   12/19/2006              (460.00)  F79                        89,899.77  10/27/06     Active Loan
0032815193   351                   11/8/2006             (1,543.00)  F79                       449,690.52  10/27/06     Active Loan
0032870172   351                   11/28/2006              (876.00)  F79                       116,972.67  10/27/06     Active Loan
0032872806   351                   12/4/2006             (9,300.00)  F79                       744,000.00  10/27/06     Active Loan
0032876955   351                   1/16/2007             (1,054.00)  F79                       142,798.84  10/27/06     Active Loan
0032880619   351                   11/27/2006                (7.39)  F79                       646,295.98  10/27/06     Active Loan
0032882763   351                   11/16/2006              (731.00)  F79                        57,431.11  10/27/06     Active Loan
0032889479   351                   1/9/2007              (1,493.00)  F79                       406,244.10  10/27/06     Active Loan


(page)


0032907362   351                   12/1/2006             (2,020.00)  F79                       175,346.33  10/27/06     Active Loan
0032917270   352                   1/22/2007             (1,994.08)  F79                       302,800.00  10/27/06     Active Loan
0032919813   351                   12/12/2006              (119.00)  F79                       344,000.00  10/27/06     Active Loan
0032921280   351                   11/28/2006              (721.48)  F79                       124,331.07  10/27/06     Active Loan
0032927071   351                   11/15/2006            (1,225.00)  F79                       350,772.80  10/27/06     Active Loan
0032929275   351                   1/26/2007               (793.59)  F79                       186,651.92  10/27/06     Active Loan
0032932097   351                   1/10/2007             (3,791.00)  F79                       296,644.98  10/27/06     Active Loan
0032939449   351                   1/22/2007               (405.50)  F79                       381,561.54  10/27/06     Active Loan
0032945784   351                   1/10/2007             (1,056.00)  F79                       213,600.00  10/27/06     Active Loan
0032950123   351                   11/27/2006            (1,470.00)  F79                       229,331.79  10/27/06     Active Loan
0032951139   351                   11/20/2006            (1,623.00)  F79                       171,385.13  10/27/06     Active Loan
0032954398   351                   12/4/2006               (434.04)  F79                       120,253.42  10/27/06     Active Loan
0032954976   351                   12/18/2006              (502.00)  F79                       155,400.00  10/27/06     Active Loan
0032955627   351                   11/29/2006               (55.01)  F79                       133,869.70  10/27/06     Active Loan
0032969628   351                   1/9/2007                (974.00)  F79                       398,296.98  10/27/06     Active Loan
0032978280   351                   11/13/2006              (466.00)  F79                       192,461.69  10/27/06     Active Loan
0032985673   352                   1/8/2007              (8,966.15)  F79                       247,347.16  10/27/06     Active Loan
0032985848   351                   11/16/2006              (636.00)  F79                       103,529.62  10/27/06     Active Loan
0032985863   351                   1/24/2007               (480.00)  F79                       146,582.14  10/27/06     Active Loan
0032985889   351                   11/29/2006            (1,802.00)  F79                       217,600.00  10/27/06     Active Loan
0032985939   351                   1/17/2007             (1,597.00)  F79                       159,408.05  10/27/06     Active Loan
0032989568   351                   11/28/2006              (361.00)  F79                       272,000.00  10/27/06     Active Loan
0033000563   351                   12/11/2006              (595.71)  F79                       225,401.04  10/27/06     Active Loan
0033002023   351                   1/25/2007             (1,444.00)  F79                       155,177.66  10/27/06     Active Loan
0033009200   352                   1/8/2007              (3,486.55)  F79                        95,573.46  10/27/06     Active Loan
0033011057   351                   11/29/2006              (301.00)  F79                        65,749.50  10/27/06     Active Loan
0033015579   351                   10/30/2006               (25.00)  F79                       102,467.64  10/27/06     Active Loan
0033018516   351                   1/16/2007             (3,011.00)  F79                       376,584.15  10/27/06     Active Loan
0033018524   351                   12/18/2006              (806.00)  F79                        63,199.32  10/27/06     Active Loan
0033019605   351                   11/21/2006              (635.00)  F79                       128,000.00  10/27/06     Active Loan
0033021031   351                   12/5/2006             (1,059.74)  F79                       340,000.00  10/27/06     Active Loan
0032752750   351                   1/15/2007             (1,845.00)  F80                       650,000.00  10/29/06     Active Loan
0032773749   351                   12/15/2006            (2,860.00)  F80                     1,000,000.00  10/29/06     Active Loan
0032979437   351                   12/22/2006            (9,295.00)  F80                       607,500.00  10/29/06     Active Loan
0033024985   352                   1/22/2007                (39.72)  F80                       168,000.00  10/29/06     Active Loan
0033031451   353                   1/11/2007             (2,770.00)  F80                       155,000.00  10/29/06     Active Loan
0033060195   351                   12/7/2006             (2,740.00)  F80                       400,000.00  10/29/06     Active Loan
0033090358   351                   12/6/2006               (735.00)  F80                       199,500.00  10/29/06     Active Loan
0033114364   351                   1/12/2007             (4,954.00)  F80                       620,000.00  10/29/06     Active Loan
0033154048   351                   12/4/2006             (2,287.00)  F80                       351,482.73  10/29/06     Active Loan
0033171372   351                   11/17/2006              (711.00)  F80                       424,000.00  10/29/06     Active Loan
0033190943   351                   11/13/2006              (572.00)  F80                        39,988.33  10/29/06     Active Loan
0033207093   351                   11/13/2006              (672.00)  F80                       318,000.00  10/29/06     Active Loan
0033226432   351                   12/1/2006               (927.00)  F80                       264,000.00  10/29/06     Active Loan


(page)


0033228909   351                   11/13/2006            (1,066.00)  F80                       582,655.32  10/29/06     Active Loan
0033232869   351                   12/26/2006            (1,798.82)  F80                       544,000.00  10/29/06     Active Loan
0033234345   351                   12/6/2006               (864.93)  F80                       417,000.00  10/29/06     Active Loan
0033235334   351                   11/13/2006              (411.10)  F80                       139,200.00  10/29/06     Active Loan
0038866133   351                   11/2/2006               (789.00)  F80                       300,000.00  10/29/06     Active Loan
0038960704   351                   10/31/2006               (98.00)  F80                       266,400.00  10/29/06     Active Loan
0038974879   351                   11/1/2006               (477.40)  F80                       136,000.00  10/29/06     Active Loan
0038997946   351                   10/30/2006              (901.56)  F80                       360,000.00  10/29/06     Active Loan
0039034798   351                   12/26/2006              (155.00)  F80                       167,995.44  10/29/06     Active Loan
0122073943   351                   11/8/2006             (1,981.00)  F80                       607,500.00  10/29/06     Active Loan
0122074016   353                   1/22/2007             (3,810.00)  F80                       577,847.35  10/29/06     Active Loan
32436669     351                   1/26/2007             (2,388.63)  F81                       205,835.78  11/30/06     Active Loan
0033062431   351                   12/29/2006              (738.00)  F81                       104,209.48  11/30/06     Active Loan
0033064163   351                   1/22/2007               (712.00)  F81                        79,833.73  11/30/06     Active Loan
0033086752   351                   1/19/2007               (951.00)  F81                        77,791.11  11/30/06     Active Loan
0033202318   351                   12/22/2006              (265.00)  F81                        57,860.92  11/30/06     Active Loan
0033218264   351                   1/22/2007             (2,942.00)  F81                       167,842.60  11/30/06     Active Loan
0033254657   351                   12/27/2006              (683.00)  F81                        58,306.06  11/30/06     Active Loan
0038146395   352                   12/7/2006             (3,053.95)  F81                       166,970.66  11/30/06     Active Loan
0038438156   351                   1/17/2007               (613.00)  F81                       151,761.27  11/30/06     Active Loan
0038594289   351                   1/22/2007                (29.30)  F81                       259,934.14  11/30/06     Active Loan
0038617627   352                   1/11/2007             (4,645.30)  F81                       126,640.73  11/30/06     Active Loan
0038638987   352                   1/8/2007              (2,580.67)  F81                       120,753.65  11/30/06     Active Loan
0038701595   352                   1/23/2007             (3,251.71)  F81                       153,295.02  11/30/06     Active Loan
0038821708   351                   1/16/2007             (4,806.00)  F81                       301,600.00  11/30/06     Active Loan
0038882718   351                   1/11/2007             (1,034.00)  F81                        54,596.66  11/30/06     Active Loan
0038929303   351                   12/26/2006              (690.23)  F81                       296,000.00  11/30/06     Active Loan
0038991618   352                   1/23/2007             (4,565.48)  F81                       262,185.06  11/30/06     Active Loan
0038993051   351                   12/8/2006               (950.00)  F81                        79,628.21  11/30/06     Active Loan
0039024187   352                   1/23/2007             (4,898.68)  F81                       232,000.00  11/30/06     Active Loan
0039043674   351                   12/22/2006              (473.00)  F81                       206,400.00  11/30/06     Active Loan
0039063813   351                   12/26/2006              (849.00)  F81                        94,766.66  11/30/06     Active Loan
0039087085   351                   12/22/2006              (507.00)  F81                       191,900.00  11/30/06     Active Loan
0039172580   351                   1/9/2007                 (25.00)  F81                       135,873.55  11/30/06     Active Loan
0039176672   351                   1/8/2007                (510.00)  F81                        94,793.30  11/30/06     Active Loan
0039194527   351                   12/19/2006              (588.00)  F81                        53,500.00  11/30/06     Active Loan
0039221825   351                   1/3/2007              (1,691.00)  F81                       152,000.00  11/30/06     Active Loan
0039232582   351                   1/25/2007               (522.00)  F81                       163,836.26  11/30/06     Active Loan
0039235379   351                   12/29/2006              (232.92)  F81                       117,698.12  11/30/06     Active Loan
0122234420   351                   1/22/2007               (789.16)  F81                       238,215.91  11/30/06     Active Loan
0122236292   352                   12/22/2006            (1,115.00)  F81                       204,850.75  11/30/06     Active Loan
0122240294   351                   12/21/2006              (842.00)  F81                       403,093.46  11/30/06     Active Loan
0122242761   351                   1/18/2007               (946.75)  F81                       215,622.65  11/30/06     Active Loan
0122243892   351                   12/19/2006              (484.00)  F81                        64,544.07  11/30/06     Active Loan


(page)


0122248891   351                   12/18/2006               (51.00)  F81                       200,000.00  11/30/06     Active Loan
0122249675   353                   12/13/2006              (570.00)  F81                       169,848.66  11/30/06     Active Loan
0122253792   351                   12/20/2006              (747.16)  F81                       416,000.00  11/30/06     Active Loan
0122254717   351                   1/10/2007               (547.00)  F81                       220,500.00  11/30/06     Active Loan
0122257140   351                   12/29/2006              (276.00)  F81                        69,602.14  11/30/06     Active Loan
0122259195   351                   12/11/2006            (3,647.00)  F81                       436,599.15  11/30/06     Active Loan
0122260615   351                   12/26/2006              (414.00)  F81                       325,248.15  11/30/06     Active Loan
0122262744   351                   12/13/2006              (708.00)  F81                       213,750.00  11/30/06     Active Loan
0122279482   351                   12/28/2006            (1,044.00)  F81                        41,192.25  11/30/06     Active Loan
0122322605   351                   12/21/2006              (930.00)  F81                       147,451.70  11/30/06     Active Loan
0122715378   351                   1/25/2007               (684.00)  F81                       140,509.20  11/30/06     Active Loan
0122717879   351                   1/11/2007               (921.00)  F81                       404,119.42  11/30/06     Active Loan
0122718083   351                   1/19/2007             (1,099.00)  F81                       317,941.19  11/30/06     Active Loan
0122736986   351                   1/24/2007               (327.39)  F81                       159,724.67  11/30/06     Active Loan
0119746279   352                   1/25/2007             (5,278.75)  F82                       310,300.00  11/30/06     Active Loan
0119746295   352                   1/2/2007              (3,969.62)  F82                       187,774.00  11/30/06     Active Loan
0119746345   352                   1/2/2007              (4,518.61)  F82                       213,655.00  11/30/06     Active Loan
0119746428   351                   1/19/2007             (1,398.00)  F82                       263,862.55  11/30/06     Active Loan
0119746469   351                   12/21/2006              (847.00)  F82                       354,238.68  11/30/06     Active Loan
0119746485   351                   12/20/2006              (823.50)  F82                       325,945.00  11/30/06     Active Loan
0119746527   351                   1/10/2007               (966.00)  F82                       292,400.00  11/30/06     Active Loan
0119746568   351                   12/6/2006               (536.50)  F82                       455,916.60  11/30/06     Active Loan
0119746691   351                   1/19/2007             (3,909.00)  F82                       256,308.19  11/30/06     Active Loan
0119746790   351                   12/22/2006              (631.53)  F82                       168,200.00  11/30/06     Active Loan
0119746907   352                   1/23/2007             (5,278.75)  F82                       325,585.22  11/30/06     Active Loan
0119746972   351                   1/3/2007                (507.19)  F82                       218,391.49  11/30/06     Active Loan
0119747145   351                   1/17/2007               (967.00)  F82                       287,493.87  11/30/06     Active Loan
0119747301   351                   1/23/2007               (824.00)  F82                       104,995.06  11/30/06     Active Loan
0119747327   351                   1/16/2007             (1,342.00)  F82                       354,000.00  11/30/06     Active Loan
0119747368   351                   1/9/2007                (390.00)  F82                       207,840.42  11/30/06     Active Loan
0119747434   352                   1/2/2007              (3,336.17)  F82                       157,500.00  11/30/06     Active Loan
0119747491   351                   1/22/2007               (758.46)  F82                       130,499.95  11/30/06     Active Loan
0119747608   351                   1/19/2007             (1,315.00)  F82                       354,910.33  11/30/06     Active Loan
0119747772   351                   1/19/2007             (1,346.00)  F82                       239,136.43  11/30/06     Active Loan
0119747871   351                   1/19/2007             (1,998.00)  F82                       547,000.00  11/30/06     Active Loan
0119748028   351                   1/3/2007                (849.62)  F82                       285,000.00  11/30/06     Active Loan
0119748051   351                   12/26/2006              (554.37)  F82                       179,394.29  11/30/06     Active Loan
0119748119   351                   12/12/2006              (645.00)  F82                       184,500.00  11/30/06     Active Loan
0119748184   351                   1/18/2007             (1,180.00)  F82                       403,907.08  11/30/06     Active Loan
0119748192   351                   1/11/2007               (819.00)  F82                       209,000.00  11/30/06     Active Loan
0119748218   351                   1/19/2007               (951.00)  F82                       247,500.00  11/30/06     Active Loan
0119748325   351                   1/3/2007                (622.53)  F82                       223,119.77  11/30/06     Active Loan
0119748457   351                   1/19/2007             (1,758.00)  F82                       373,300.00  11/30/06     Active Loan
0119748473   351                   1/18/2007               (670.00)  F82                       256,350.00  11/30/06     Active Loan


(page)


0119748556   351                   1/3/2007                (946.00)  F82                       457,200.00  11/30/06     Active Loan
0119748705   351                   12/12/2006              (529.00)  F82                       250,100.00  11/30/06     Active Loan
0119748721   351                   1/9/2007              (1,382.00)  F82                       264,100.00  11/30/06     Active Loan
0119748754   351                   1/19/2007             (1,477.00)  F82                       100,300.00  11/30/06     Active Loan
0119748887   351                   12/5/2006               (758.00)  F82                       102,550.00  11/30/06     Active Loan
0119749190   351                   1/19/2007             (1,654.00)  F82                       441,750.00  11/30/06     Active Loan
0119749240   351                   1/15/2007               (700.00)  F82                       253,000.00  11/30/06     Active Loan
0119749265   352                   1/4/2007              (5,278.75)  F82                       380,711.23  11/30/06     Active Loan
0119749547   351                   1/19/2007               (671.00)  F82                       321,401.25  11/30/06     Active Loan
0119749810   351                   1/3/2007                (572.80)  F82                       164,239.83  11/30/06     Active Loan
0119749869   351                   12/7/2006               (719.30)  F82                       245,936.64  11/30/06     Active Loan
0119749950   351                   1/15/2007             (1,059.87)  F82                       201,400.00  11/30/06     Active Loan
0119750016   351                   1/19/2007             (3,681.00)  F82                       408,232.13  11/30/06     Active Loan
0119750040   351                   12/19/2006            (1,078.00)  F82                       626,111.22  11/30/06     Active Loan
0122242225   351                   1/12/2007               (812.00)  F82                        74,827.91  11/30/06     Active Loan
0122249154   351                   1/9/2007              (1,670.00)  F82                       151,431.11  11/30/06     Active Loan
0122261902   351                   12/29/2006              (683.57)  F82                       230,000.00  11/30/06     Active Loan
0122275647   351                   12/30/2006              (384.44)  F82                       164,350.00  11/30/06     Active Loan
0122908452   351                   1/9/2007                (369.00)  F82                        99,721.99  11/30/06     Active Loan
0032404097   351                   1/2/2007                (821.00)  F83                        46,730.04  12/28/06     Active Loan
0032727836   351                   1/11/2007               (431.00)  F83                        53,832.97  12/28/06     Active Loan
0032928954   351                   1/9/2007                (809.00)  F83                        90,839.80  12/28/06     Active Loan
0032933111   351                   1/11/2007               (323.00)  F83                        28,064.00  12/28/06     Active Loan
0032933681   351                   1/9/2007                (265.00)  F83                        39,275.17  12/28/06     Active Loan
0032942443   351                   1/11/2007               (161.00)  F83                        13,965.26  12/28/06     Active Loan
0032953176   351                   1/17/2007               (224.00)  F83                        37,773.02  12/28/06     Active Loan
0032972549   351                   1/23/2007               (414.00)  F83                        38,235.74  12/28/06     Active Loan
0032984155   351                   1/11/2007               (406.06)  F83                        19,370.40  12/28/06     Active Loan
0033002114   351                   1/19/2007             (1,464.00)  F83                       131,747.55  12/28/06     Active Loan
0033017237   351                   1/11/2007             (1,808.14)  F83                        86,296.42  12/28/06     Active Loan
0033017583   351                   1/4/2007                (571.00)  F83                        71,409.94  12/28/06     Active Loan
0033039405   352                   1/19/2007               (696.28)  F83                        61,665.23  12/28/06     Active Loan
0033040916   351                   1/4/2007                (592.00)  F83                        46,358.58  12/28/06     Active Loan
0033045097   351                   1/8/2007              (1,309.00)  F83                       163,847.53  12/28/06     Active Loan
0033051236   351                   1/17/2007               (288.00)  F83                        25,069.16  12/28/06     Active Loan
0033056417   351                   1/9/2007                (224.00)  F83                        27,954.89  12/28/06     Active Loan
0033061342   351                   1/22/2007               (407.00)  F83                        54,291.28  12/28/06     Active Loan
0033064437   351                   1/11/2007               (601.00)  F83                        33,553.61  12/28/06     Active Loan
0033065517   351                   1/4/2007                (526.00)  F83                        29,359.40  12/28/06     Active Loan
0033066838   351                   1/19/2007             (1,024.00)  F83                       114,981.92  12/28/06     Active Loan
0033069444   351                   1/4/2007                (216.00)  F83                        21,569.55  12/28/06     Active Loan
0033071861   351                   1/9/2007                (250.00)  F83                        19,680.92  12/28/06     Active Loan
0033072224   351                   1/17/2007               (985.00)  F83                        87,511.23  12/28/06     Active Loan
0033072430   351                   1/9/2007                (692.00)  F83                        86,584.85  12/28/06     Active Loan


(page)


0033074451   351                   1/4/2007                (668.00)  F83                        83,513.07  12/28/06     Active Loan
0033075276   351                   1/4/2007                (315.00)  F83                        59,897.12  12/28/06     Active Loan
0033077207   351                   1/17/2007               (729.00)  F83                        80,878.49  12/28/06     Active Loan
0033077785   351                   1/23/2007               (439.00)  F83                        64,899.76  12/28/06     Active Loan
0033077983   351                   1/9/2007                (624.00)  F83                        48,947.15  12/28/06     Active Loan
0033085077   351                   1/9/2007                (238.00)  F83                        35,224.60  12/28/06     Active Loan
0033088089   351                   1/9/2007                (328.00)  F83                        58,273.74  12/28/06     Active Loan
0033089194   351                   1/25/2007               (509.00)  F83                        63,684.58  12/28/06     Active Loan
0033090390   351                   1/17/2007               (683.00)  F83                        73,660.58  12/28/06     Active Loan
0033093592   351                   1/11/2007               (676.54)  F83                        32,307.73  12/28/06     Active Loan
0033095233   351                   1/16/2007             (1,113.00)  F83                        55,926.85  12/28/06     Active Loan
0033095373   351                   1/11/2007               (897.00)  F83                        89,621.78  12/28/06     Active Loan
0033097213   351                   1/11/2007               (225.00)  F83                        35,645.46  12/28/06     Active Loan
0033101718   351                   1/11/2007               (298.00)  F83                        56,625.90  12/28/06     Active Loan
0033108838   351                   1/11/2007               (367.00)  F83                        57,982.18  12/28/06     Active Loan
0033116724   351                   1/16/2007               (633.00)  F83                        35,366.04  12/28/06     Active Loan
0033124876   351                   1/18/2007               (615.00)  F83                        76,878.64  12/28/06     Active Loan
0033137050   351                   1/25/2007               (275.00)  F83                        36,652.98  12/28/06     Active Loan
0033138108   351                   1/18/2007               (416.00)  F83                        48,827.60  12/28/06     Active Loan
0033139569   351                   1/23/2007               (303.00)  F83                        37,940.14  12/28/06     Active Loan
0033141110   351                   1/25/2007               (712.00)  F83                        89,107.28  12/28/06     Active Loan
0033144478   351                   1/17/2007               (997.00)  F83                       124,687.11  12/28/06     Active Loan
0033146580   351                   1/17/2007                (89.00)  F83                         9,990.41  12/28/06     Active Loan
0033159609   351                   1/17/2007               (276.00)  F83                        23,971.06  12/28/06     Active Loan
0033162504   351                   1/23/2007               (213.00)  F83                        33,768.56  12/28/06     Active Loan
0011308442   351                   12/7/2006                (17.00)  F85                        29,566.34  11/30/06     Active Loan
0030085070   351                   1/5/2007                (805.00)  F85                       101,644.07  11/30/06     Active Loan
0033079831   351                   1/8/2007                (734.00)  F85                        74,487.48  11/30/06     Active Loan
0033089970   351                   1/8/2007                (868.00)  F85                        67,811.26  11/30/06     Active Loan
0033100835   351                   1/17/2007               (732.00)  F85                       246,116.82  11/30/06     Active Loan
0033102369   351                   12/18/2006              (616.80)  F85                       230,000.00  11/30/06     Active Loan
0033129024   351                   1/11/2007             (1,267.00)  F85                       265,000.00  11/30/06     Active Loan
0033146168   351                   1/15/2007               (453.00)  F85                        89,685.96  11/30/06     Active Loan
0033176512   351                   12/4/2006               (177.52)  F85                        91,667.18  11/30/06     Active Loan
0033176892   351                   12/27/2006              (848.10)  F85                       194,643.09  11/30/06     Active Loan
0033177247   351                   1/22/2007               (211.00)  F85                       648,792.74  11/30/06     Active Loan
0033182585   351                   1/26/2007               (401.00)  F85                       121,586.50  11/30/06     Active Loan
0033184581   351                   1/18/2007             (1,535.81)  F85                       650,000.00  11/30/06     Active Loan
0033195330   352                   1/3/2007                (169.00)  F85                       131,420.18  11/30/06     Active Loan
0033229477   351                   1/22/2007             (6,483.00)  F85                       448,886.95  11/30/06     Active Loan
0033232158   351                   12/19/2006              (539.00)  F85                       151,338.23  11/30/06     Active Loan
0033264839   351                   1/8/2007                (140.96)  F85                       483,000.00  11/30/06     Active Loan
0033269978   351                   1/15/2007               (529.00)  F85                       100,496.12  11/30/06     Active Loan
0033273350   351                   1/5/2007              (4,840.69)  F85                     1,393,667.72  11/30/06     Active Loan


(page)


0033273624   351                   12/5/2006               (324.00)  F85                       127,698.11  11/30/06     Active Loan
0033274796   351                   12/4/2006             (1,947.00)  F85                       847,737.76  11/30/06     Active Loan
0033275801   351                   12/4/2006               (184.00)  F85                       393,998.74  11/30/06     Active Loan
0033277823   351                   12/15/2006               (38.00)  F85                       376,000.00  11/30/06     Active Loan
0033283763   351                   12/14/2006              (619.00)  F85                       164,799.99  11/30/06     Active Loan
0033284563   351                   1/9/2007                (741.21)  F85                       115,726.87  11/30/06     Active Loan
0033285503   351                   12/15/2006              (351.47)  F85                       469,208.02  11/30/06     Active Loan
0033293531   351                   12/6/2006                (24.18)  F85                       149,707.67  11/30/06     Active Loan
0033300435   352                   1/22/2007               (668.00)  F85                       122,879.96  11/30/06     Active Loan
0033307828   351                   1/22/2007               (482.00)  F85                       189,394.79  11/30/06     Active Loan
0033311994   351                   12/15/2006              (500.00)  F85                       171,369.93  11/30/06     Active Loan
0033312109   351                   1/12/2007             (1,922.00)  F85                       429,383.92  11/30/06     Active Loan
0033312323   351                   12/6/2006               (521.42)  F85                       499,000.00  11/30/06     Active Loan
0033316472   351                   1/5/2007                (732.00)  F85                       114,791.51  11/30/06     Active Loan
0033316514   351                   1/26/2007                (44.71)  F85                       187,674.98  11/30/06     Active Loan
0033317827   351                   12/7/2006                (15.60)  F85                       229,800.00  11/30/06     Active Loan
0033327214   351                   1/17/2007               (461.00)  F85                       180,000.00  11/30/06     Active Loan
0033333840   351                   1/2/2007                (378.00)  F85                       220,000.00  11/30/06     Active Loan
0033341462   351                   1/24/2007             (4,604.00)  F85                       265,696.71  11/30/06     Active Loan
0033346966   352                   1/12/2007             (1,437.00)  F85                       868,792.13  11/30/06     Active Loan
0033347352   351                   12/20/2006              (834.00)  F85                       430,850.26  11/30/06     Active Loan
0033348251   351                   12/28/2006              (169.26)  F85                        74,844.15  11/30/06     Active Loan
0033348467   351                   12/28/2006              (714.00)  F85                        79,787.09  11/30/06     Active Loan
0033353939   351                   12/22/2006              (762.83)  F85                       103,761.14  11/30/06     Active Loan
0033359480   351                   12/28/2006              (467.00)  F85                        60,667.13  11/30/06     Active Loan
0033361528   351                   12/1/2006                (52.00)  F85                       131,648.69  11/30/06     Active Loan
0033365768   351                   12/6/2006                (15.61)  F85                       258,293.76  11/30/06     Active Loan
0033369414   351                   1/23/2007               (887.00)  F85                       445,252.75  11/30/06     Active Loan
0033369620   351                   1/9/2007                (995.00)  F85                             0.00  11/30/06     Zero UPB
0033370198   351                   1/8/2007                (294.00)  F85                        53,863.10  11/30/06     Active Loan
0033376716   351                   12/19/2006              (842.00)  F85                       137,183.58  11/30/06     Active Loan
0032119745   351                   12/18/2006              (779.00)  F86                       152,048.28  11/30/06     Active Loan
0032737900   351                   12/6/2006             (4,500.00)  F86                       294,066.49  11/30/06     Active Loan
0032741456   351                   1/8/2007              (1,772.00)  F86                       260,329.94  11/30/06     Active Loan
0032819955   351                   12/19/2006              (582.08)  F86                       101,376.65  11/30/06     Active Loan
0032857799   351                   1/16/2007                (70.00)  F86                       201,000.00  11/30/06     Active Loan
0032982506   351                   12/6/2006               (376.00)  F86                        62,477.46  11/30/06     Active Loan
0033027319   351                   12/27/2006              (695.74)  F86                       216,912.63  11/30/06     Active Loan
0033049750   351                   12/21/2006              (646.25)  F86                        84,162.16  11/30/06     Active Loan
0033052812   351                   1/9/2007                (286.00)  F86                       121,600.00  11/30/06     Active Loan
0033062498   351                   12/27/2006              (626.00)  F86                       199,750.00  11/30/06     Active Loan
0033072729   351                   12/4/2006               (442.00)  F86                        45,288.44  11/30/06     Active Loan
0033081860   352                   1/25/2007             (3,040.56)  F86                       143,264.21  11/30/06     Active Loan
0033082835   351                   1/22/2007               (544.00)  F86                        62,653.42  11/30/06     Active Loan


(page)


0033092297   352                   12/18/2006              (544.00)  F86                       292,946.72  11/30/06     Active Loan
0033106766   351                   1/22/2007               (855.00)  F86                       224,000.00  11/30/06     Active Loan
0033112897   351                   12/20/2006              (317.58)  F86                        39,877.08  11/30/06     Active Loan
0033135641   351                   12/20/2006            (1,492.00)  F86                       345,868.78  11/30/06     Active Loan
0033137464   351                   1/18/2007               (894.00)  F86                       196,000.00  11/30/06     Active Loan
0033143934   351                   12/8/2006             (1,466.00)  F86                       580,000.00  11/30/06     Active Loan
33163684     351                   1/24/2007               (483.20)  F86                       304,000.00  11/30/06     Active Loan
0033165093   351                   1/18/2007               (464.00)  F86                       116,242.99  11/30/06     Active Loan
0033171901   351                   1/2/2007              (1,771.00)  F86                       438,471.85  11/30/06     Active Loan
0033176009   351                   12/22/2006              (680.00)  F86                       135,987.34  11/30/06     Active Loan
0033196155   352                   1/19/2007               (804.43)  F86                        62,664.82  11/30/06     Active Loan
0033212895   351                   12/14/2006            (1,035.88)  F86                       680,000.00  11/30/06     Active Loan
0033219585   351                   1/23/2007             (2,150.00)  F86                     1,054,000.00  11/30/06     Active Loan
0033227349   351                   12/28/2006              (405.00)  F86                       109,120.49  11/30/06     Active Loan
0033228537   351                   12/12/2006            (1,953.00)  F86                       342,200.00  11/30/06     Active Loan
0033233412   351                   12/29/2006              (493.00)  F86                       328,918.06  11/30/06     Active Loan
0033236613   351                   1/19/2007             (1,810.00)  F86                       212,237.13  11/30/06     Active Loan
0033239948   351                   12/18/2006              (822.00)  F86                       199,572.71  11/30/06     Active Loan
0033241514   351                   12/22/2006              (291.00)  F86                       250,000.00  11/30/06     Active Loan
0033242215   351                   1/24/2007               (553.37)  F86                       171,583.84  11/30/06     Active Loan
0033242751   351                   1/4/2007              (1,240.00)  F86                       307,326.96  11/30/06     Active Loan
0033245002   351                   1/8/2007                (302.00)  F86                       140,000.00  11/30/06     Active Loan
0033271495   351                   12/22/2006              (781.00)  F86                       275,130.92  11/30/06     Active Loan
0033276007   351                   1/15/2007             (2,541.28)  F86                     1,472,000.00  11/30/06     Active Loan
0033290511   351                   12/7/2006             (2,235.00)  F86                       308,307.73  11/30/06     Active Loan
0033291584   351                   1/17/2007             (1,249.36)  F86                       486,900.00  11/30/06     Active Loan
0033293507   351                   1/22/2007             (1,303.00)  F86                       559,056.37  11/30/06     Active Loan
0033293655   351                   1/3/2007              (1,964.00)  F86                       999,950.00  11/30/06     Active Loan
0033294158   351                   1/24/2007                (21.43)  F86                       240,000.00  11/30/06     Active Loan
0033294760   351                   1/8/2007                (349.00)  F86                       580,000.00  11/30/06     Active Loan
0033314527   351                   1/19/2007             (1,875.00)  F86                       296,954.88  11/30/06     Active Loan
0033316332   351                   1/15/2007               (246.00)  F86                        67,882.57  11/30/06     Active Loan
0033316902   351                   12/11/2006              (151.49)  F86                       567,947.00  11/30/06     Active Loan
0033319369   352                   1/23/2007             (5,278.75)  F86                       878,347.61  11/30/06     Active Loan
0033322363   351                   12/19/2006              (609.00)  F86                       213,405.09  11/30/06     Active Loan
0033324583   351                   12/11/2006              (125.04)  F86                       382,621.72  11/30/06     Active Loan
0033326034   351                   12/26/2006              (579.00)  F86                       244,000.00  11/30/06     Active Loan
0033176165   351                   1/26/2007             (2,430.25)  F87                       512,000.00  11/30/06     Active Loan
0033217852   351                   12/12/2006            (1,252.00)  F87                       553,150.18  11/30/06     Active Loan
0033227810   351                   1/16/2007             (1,446.00)  F87                       660,000.00  11/30/06     Active Loan
0033363854   351                   12/30/2006            (1,229.50)  F87                       750,000.00  11/30/06     Active Loan
0033371949   351                   1/15/2007             (1,931.00)  F87                       618,309.42  11/30/06     Active Loan
0033396235   351                   12/29/2006              (899.00)  F87                       451,900.00  11/30/06     Active Loan
0033414467   351                   1/10/2007               (199.38)  F87                       763,800.00  11/30/06     Active Loan


(page)


0033415886   351                   1/15/2007               (276.52)  F87                       704,936.00  11/30/06     Active Loan
0038684510   351                   1/26/2007             (1,158.00)  F87                       650,000.00  11/30/06     Active Loan
0039092945   351                   1/16/2007                (67.92)  F87                       600,000.00  11/30/06     Active Loan
0039141783   351                   12/12/2006              (915.81)  F87                       767,200.00  11/30/06     Active Loan
0039219225   351                   1/8/2007                (217.57)  F87                       658,887.84  11/30/06     Active Loan
0039329461   351                   1/8/2007              (2,642.21)  F87                       669,000.00  11/30/06     Active Loan
0039339304   351                   1/3/2007              (1,116.40)  F87                       612,000.00  11/30/06     Active Loan
0039369319   351                   1/24/2007             (7,397.00)  F87                     1,235,000.00  11/30/06     Active Loan
0122649775   351                   1/2/2007                (463.00)  F87                       270,192.00  11/30/06     Active Loan
0122649916   351                   1/9/2007                (583.00)  F87                       165,046.91  11/30/06     Active Loan
0122649924   351                   1/9/2007                (583.00)  F87                       165,591.91  11/30/06     Active Loan
0033120569   351                   1/5/2007                (413.80)  F90                       119,492.74  12/29/06     Active Loan
0033184375   351                   1/10/2007               (593.13)  F90                        86,450.00  12/29/06     Active Loan
0033187600   351                   1/8/2007                 (10.00)  F90                        60,630.82  12/29/06     Active Loan
0033203613   351                   1/8/2007                (912.55)  F90                       373,958.03  12/29/06     Active Loan
0033210402   351                   1/22/2007             (1,422.63)  F90                       279,460.66  12/29/06     Active Loan
0033231747   352                   1/25/2007             (1,503.00)  F90                       493,000.00  12/29/06     Active Loan
0033249277   351                   1/24/2007             (6,591.29)  F90                     1,035,000.00  12/29/06     Active Loan
0033259581   351                   1/15/2007               (356.00)  F90                       157,650.00  12/29/06     Active Loan
0033260241   351                   1/23/2007               (685.95)  F90                       101,788.03  12/29/06     Active Loan
0033273772   351                   1/23/2007               (516.00)  F90                       249,600.00  12/29/06     Active Loan
0033335282   351                   1/17/2007               (998.64)  F90                       512,000.00  12/29/06     Active Loan
0033344540   351                   1/22/2007               (221.58)  F90                       439,750.00  12/29/06     Active Loan
0033345240   351                   1/22/2007                (25.00)  F90                        49,914.06  12/29/06     Active Loan
0033351677   351                   1/17/2007               (614.57)  F90                       216,000.00  12/29/06     Active Loan
0033355355   351                   1/18/2007             (1,818.00)  F90                       179,200.00  12/29/06     Active Loan
0033382011   351                   1/12/2007               (529.00)  F90                       256,000.00  12/29/06     Active Loan
0033416389   351                   1/5/2007                (508.00)  F90                       131,200.00  12/29/06     Active Loan
0033419243   351                   1/8/2007                (730.64)  F90                       247,200.00  12/29/06     Active Loan
0033432899   351                   1/8/2007                (274.00)  F90                        74,906.45  12/29/06     Active Loan
0033442393   351                   12/30/2006              (360.22)  F90                       125,779.00  12/29/06     Active Loan
0033456484   351                   1/4/2007                (641.00)  F90                       401,999.99  12/29/06     Active Loan
0033470675   351                   1/8/2007              (2,016.00)  F90                       560,000.00  12/29/06     Active Loan
0033476052   351                   1/15/2007               (616.29)  F90                       228,800.00  12/29/06     Active Loan
0033484833   351                   1/8/2007              (1,560.00)  F90                       816,000.00  12/29/06     Active Loan
0033490350   351                   1/8/2007                 (54.41)  F90                       304,000.00  12/29/06     Active Loan
0033490830   351                   1/3/2007              (1,871.00)  F90                       792,000.00  12/29/06     Active Loan
0033495813   351                   1/25/2007             (1,688.00)  F90                       527,019.34  12/29/06     Active Loan
0033509837   351                   1/22/2007               (510.45)  F90                       342,400.00  12/29/06     Active Loan
0033539685   351                   1/3/2007              (1,032.35)  F90                       516,000.00  12/29/06     Active Loan
0033554007   351                   1/18/2007               (642.00)  F90                       535,500.00  12/29/06     Active Loan
0038260501   351                   1/2/2007                (606.00)  F90                       280,000.00  12/29/06     Active Loan
0038793899   351                   1/22/2007                (40.00)  F90                       112,860.00  12/29/06     Active Loan
0038793972   351                   1/22/2007                (40.00)  F90                       112,860.00  12/29/06     Active Loan


(page)


0038927992   352                   1/23/2007             (3,716.24)  F90                       175,590.47  12/29/06     Active Loan
0039017793   351                   1/25/2007               (413.34)  F90                        97,999.98  12/29/06     Active Loan
0039146089   351                   1/15/2007               (990.00)  F90                       442,000.00  12/29/06     Active Loan
0039184288   351                   1/8/2007                (471.00)  F90                       195,500.00  12/29/06     Active Loan
0039256862   351                   1/8/2007                (476.96)  F90                       300,000.00  12/29/06     Active Loan
0039280292   351                   1/19/2007             (1,195.00)  F90                        71,931.49  12/29/06     Active Loan
0039306550   351                   1/10/2007             (1,245.76)  F90                       193,500.00  12/29/06     Active Loan
0039337639   351                   1/3/2007                (609.00)  F90                       208,000.00  12/29/06     Active Loan
0039372685   351                   1/15/2007                (37.48)  F90                       499,900.00  12/29/06     Active Loan
0039377288   351                   1/17/2007             (1,666.00)  F90                       472,559.24  12/29/06     Active Loan
0039413885   351                   1/8/2007              (1,917.19)  F90                       430,000.00  12/29/06     Active Loan
0039471388   351                   1/17/2007             (3,182.00)  F90                       196,650.00  12/29/06     Active Loan
0039526835   351                   1/10/2007               (710.00)  F90                       175,000.00  12/29/06     Active Loan
0039569181   351                   1/22/2007               (387.00)  F90                       114,893.48  12/29/06     Active Loan
0039604509   351                   1/15/2007               (112.53)  F90                       680,000.00  12/29/06     Active Loan
0039658273   351                   1/25/2007               (999.00)  F90                       370,000.00  12/29/06     Active Loan
0039666516   351                   1/8/2007                 (88.00)  F90                       416,000.00  12/29/06     Active Loan
0032605834   351                   1/23/2007             (1,404.18)  F91                       650,000.00  12/29/06     Active Loan
0033068305   351                   1/8/2007              (3,470.00)  F91                       434,350.00  12/29/06     Active Loan
0033246588   351                   1/22/2007             (2,844.00)  F91                       573,900.00  12/29/06     Active Loan
0033251950   351                   1/17/2007             (1,767.00)  F91                       750,000.00  12/29/06     Active Loan
0033343112   351                   1/2/2007                (975.00)  F91                       650,000.00  12/29/06     Active Loan
0033450172   351                   1/12/2007               (883.00)  F91                       245,200.00  12/29/06     Active Loan
0033455726   351                   12/30/2006               (16.55)  F91                       455,199.29  12/29/06     Active Loan
0033474164   351                   1/4/2007                 (11.00)  F91                       650,000.00  12/29/06     Active Loan
0033493057   351                   1/23/2007             (1,312.00)  F91                       105,000.00  12/29/06     Active Loan
0033498569   351                   1/9/2007              (1,770.00)  F91                       840,000.00  12/29/06     Active Loan
0033537598   351                   1/8/2007              (1,305.57)  F91                       649,908.28  12/29/06     Active Loan
0038368353   351                   1/8/2007             (11,325.00)  F91                       905,900.00  12/29/06     Active Loan
0039077557   353                   1/8/2007              (3,520.00)  F91                       281,600.00  12/29/06     Active Loan
0039310511   351                   1/25/2007             (1,473.00)  F91                       612,000.00  12/29/06     Active Loan
0039537584   351                   1/15/2007               (753.17)  F91                       743,000.00  12/29/06     Active Loan
0039710124   351                   1/23/2007             (1,708.34)  F91                       568,000.00  12/29/06     Active Loan
0039732052   351                   1/15/2007               (261.00)  F91                       670,000.00  12/29/06     Active Loan
0039746995   351                   1/10/2007               (950.00)  F91                       546,000.00  12/29/06     Active Loan
0122634280   351                   1/8/2007                (977.07)  F91                       640,000.00  12/29/06     Active Loan
0122952492   351                   1/10/2007               (744.00)  F91                       192,500.00  12/29/06     Active Loan
0123136194   351                   1/19/2007               (795.00)  F91                       329,299.18  12/29/06     Active Loan
0123136574   351                   1/24/2007             (5,979.18)  F91                       784,000.00  12/29/06     Active Loan
0123136905   351                   1/16/2007             (1,489.00)  F91                       536,000.00  12/29/06     Active Loan
0119749554   351                   1/19/2007             (1,127.00)  F92                       202,400.00  12/28/06     Active Loan
0119749653   351                   1/19/2007             (2,579.00)  F92                       768,000.00  12/28/06     Active Loan
0033110156   352                   1/8/2007              (5,304.50)  F93                       520,000.00  12/20/06     Active Loan
0033114356   351                   1/9/2007              (1,517.00)  F93                       540,000.00  12/20/06     Active Loan


(page)


0033132655   351                   1/19/2007             (4,072.00)  F93                       509,600.00  12/20/06     Active Loan
0033169533   351                   1/3/2007              (1,581.00)  F93                       632,000.00  12/20/06     Active Loan
0038996146   352                   1/23/2007             (5,278.75)  F93                       783,979.00  12/20/06     Active Loan
0033143140   351                   12/29/2006              (959.00)  F94                       249,318.28  12/28/06     Active Loan
0033227315   351                   1/15/2007               (669.00)  F94                        73,348.06  12/28/06     Active Loan
0033258518   351                   1/22/2007               (224.00)  F94                       176,997.24  12/28/06     Active Loan
0033264375   352                   1/24/2007             (2,378.00)  F94                       300,919.25  12/28/06     Active Loan
0033302159   352                   1/16/2007               (447.00)  F94                     1,499,563.93  12/28/06     Active Loan
0033323866   351                   1/8/2007                (486.00)  F94                        63,860.15  12/28/06     Active Loan
0033360553   351                   1/5/2007                (659.00)  F94                       158,164.15  12/28/06     Active Loan
0033365073   351                   1/25/2007               (596.00)  F94                       332,155.91  12/28/06     Active Loan
0033378001   351                   1/22/2007             (2,529.00)  F94                       968,789.42  12/28/06     Active Loan
0033378464   351                   1/2/2007                 (65.44)  F94                       167,378.76  12/28/06     Active Loan
0033410127   351                   1/25/2007             (1,956.00)  F94                       551,547.53  12/28/06     Active Loan
0033432568   351                   1/5/2007                (672.28)  F94                       441,300.00  12/28/06     Active Loan
0033452707   351                   1/25/2007                (59.77)  F94                       150,000.00  12/28/06     Active Loan
0033479544   351                   1/22/2007               (987.00)  F94                       236,000.00  12/28/06     Active Loan
0033508383   351                   1/16/2007               (517.00)  F94                       110,800.00  12/28/06     Active Loan
0033519869   351                   1/18/2007               (186.00)  F94                        79,887.63  12/28/06     Active Loan
0033550120   351                   1/24/2007               (502.00)  F94                       121,200.42  12/28/06     Active Loan
0038421467   351                   1/23/2007             (1,620.00)  F94                        99,605.19  12/28/06     Active Loan
0038941365   351                   1/11/2007               (837.00)  F94                       450,810.77  12/28/06     Active Loan
0039031612   351                   1/2/2007                (300.66)  F94                       364,119.11  12/28/06     Active Loan
0039067822   351                   1/3/2007              (2,023.00)  F94                       249,318.31  12/28/06     Active Loan
0039070339   351                   1/17/2007               (711.35)  F94                       167,773.34  12/28/06     Active Loan
0039076336   351                   1/17/2007               (391.18)  F94                        63,915.98  12/28/06     Active Loan
0039193529   351                   1/8/2007              (1,244.90)  F94                       454,000.00  12/28/06     Active Loan
0039196225   351                   1/23/2007               (947.15)  F94                       233,400.00  12/28/06     Active Loan
0039211594   351                   1/17/2007               (411.00)  F94                        75,847.88  12/28/06     Active Loan
0039295068   351                   1/22/2007               (525.71)  F94                       345,400.00  12/28/06     Active Loan
0039378781   351                   1/3/2007                (495.77)  F94                       109,827.58  12/28/06     Active Loan
0039403399   351                   1/22/2007               (376.90)  F94                       145,000.00  12/28/06     Active Loan
0039455019   351                   1/22/2007                (78.39)  F94                       238,000.00  12/28/06     Active Loan
0039463724   351                   1/2/2007                (930.00)  F94                       137,553.68  12/28/06     Active Loan
0039541321   351                   1/8/2007              (1,198.00)  F94                       387,361.04  12/28/06     Active Loan
0039552898   351                   1/15/2007               (177.96)  F94                       173,471.16  12/28/06     Active Loan
0039571120   351                   1/17/2007             (1,446.00)  F94                       522,000.00  12/28/06     Active Loan
0039629928   351                   1/9/2007                (455.00)  F94                        92,320.91  12/28/06     Active Loan
0039654454   351                   1/22/2007               (365.00)  F94                       109,600.00  12/28/06     Active Loan
0039725940   351                   1/11/2007               (986.00)  F94                       170,000.00  12/28/06     Active Loan
0039735766   351                   1/22/2007                (64.96)  F94                        88,864.12  12/28/06     Active Loan
0039781950   351                   1/9/2007                (519.00)  F94                       281,834.78  12/28/06     Active Loan
0122994379   351                   1/15/2007               (795.14)  F94                       723,813.76  12/28/06     Active Loan


(page)


INV_NO        STATUS                                                              AGREEMENT               REG AB        CLOSING_DATE

F25           ACTIVE                                                              LXS 2006-1              Yes              1/30/2006
F20           ACTIVE                                                              SAIL 2006-1             Yes              1/30/2006
F26           ACTIVE                                                              SARM 2006-1             Yes              1/30/2006
F21           ACTIVE                                                              SASCO 2006-GEL1         Yes              1/30/2006
F22           ACTIVE                                                              SASCO 2006-GEL1 DSI     Yes              1/30/2006
F23           ACTIVE                                                              LMT 2006-1              Yes              1/30/2006
F27           ACTIVE                                                              Bayview 2006-A          Yes               2/8/2006
F31           ACTIVE                                                              SARM 2006-2             Yes              2/28/2006
F29           Released GMA040106                                                  SASCO 2006-S1           Yes              2/28/2006
F30           ACTIVE                                                              LXS 2006-3              Yes              2/28/2006
F32           ACTIVE                                                              SAIL 2006-2             Yes              3/30/2006
F28           ACTIVE                                                              SASCO 2006-3H           Yes              3/30/2006
F33           ACTIVE                                                              LMT 2006-2              Yes              3/31/2006
F35           ACTIVE                                                              LXS 2006-5              Yes              3/31/2006
F38           ACTIVE                                                              SARM 2006-3             Yes              3/31/2006
F36           ACTIVE                                                              ETrade 2006-1           Yes               4/5/2006
F39           ACTIVE                                                              Bayview 2006-B          Yes               4/7/2006
F41           ACTIVE                                                              SASCO 2006-GEL2         Yes              4/28/2006
F42           ACTIVE                                                              SASCO 2006-GEL2 DSI     Yes              4/28/2006
F44           ACTIVE                                                              LXS 2006-7              Yes              4/28/2006
F45           ACTIVE                                                              SARM 2006-4             Yes              4/28/2006
              Master Servicing is responsible for all servicing activities.       LXS 2006-GP1            Yes              4/30/2006
F49           ACTIVE                                                              ETrade 2006-2           Yes              5/25/2006
F46           ACTIVE                                                              SAIL 2006-3             Yes              5/26/2006
F40           Released OCWN070106                                                 SASCO 2006-S2           Yes              5/26/2006
F47           ACTIVE                                                              LXS 2006-8              Yes              5/30/2006
F48           ACTIVE                                                              SARM 2006-5             Yes              5/31/2006
              Master Servicing is responsible for all servicing activities.       LXS 2006-GP2            Yes              5/31/2006
F54           ACTIVE                                                              LXS 2006-9              Yes              6/30/2006
F55           ACTIVE                                                              LXS 2006-10N            Yes              6/30/2006
F53           ACTIVE                                                              SAIL 2006-4             Yes              6/30/2006
F56           ACTIVE                                                              SARM 2006-6             Yes              6/30/2006
F59           ACTIVE                                                              SASCO 2006-GEL3 DSI     Yes              7/31/2006
F58           ACTIVE                                                              SASCO 2006-GEL3         Yes              7/31/2006
F63           ACTIVE                                                              LXS 2006-12N            Yes              7/31/2006
F60           ACTIVE                                                              LXS 2006-11             Yes              7/31/2006
F43           ACTIVE                                                              LMT 2006-4              Yes              7/31/2006
F61           ACTIVE                                                              SARM 2006-7             Yes              7/31/2006
F64           ACTIVE                                                              SASCO 2006-BC2          Yes              8/30/2006
F65           ACTIVE                                                              SASCO 2006-S3           Yes              8/30/2006
F66           ACTIVE                                                              LMT 2006-5              Yes              8/30/2006
F67           ACTIVE                                                              LXS 2006-13             Yes              8/31/2006
F68           ACTIVE                                                              SARM 2006-8             Yes              8/31/2006
F73           ACTIVE                                                              LXS 2006-15             Yes              9/27/2006
F74           ACTIVE                                                              SARM 2006-9             Yes              9/29/2006
F75           ACTIVE                                                              BNC 2006-1              Yes              9/29/2006
F72           ACTIVE                                                              LMT 2006-6              Yes              9/29/2006
F79           ACTIVE                                                              LXS 2006-17             Yes             10/27/2006
F80           ACTIVE                                                              SARM 2006-10            Yes             10/29/2006
F70           ACTIVE                                                              SASCO 2006-BC3          Yes             10/31/2006
F78           ACTIVE                                                              LMT 2006-7              Yes             10/31/2006


(page)


F76           ACTIVE                                                              SASCO 2006-GEL4         Yes              11/7/2006
F77           ACTIVE                                                              SASCO 2006-GEL4 DSI     Yes              11/7/2006
F81           ACTIVE                                                              SASCO 2006-BC4          Yes             11/30/2006
F87           ACTIVE                                                              SARM 2006-11            Yes             11/30/2006
F85           ACTIVE                                                              LMT 2006-8              Yes             11/30/2006
F86           ACTIVE                                                              LXS 2006-19             Yes             11/30/2006
F82           ACTIVE                                                              SASCO 2006-BC5          Yes             11/30/2006
F62           ACTIVE                                                              Bayview 2006-D          Yes             12/19/2006
F93           ACTIVE                                                              Luminent 2006-7         Yes             12/20/2006
F83           ACTIVE                                                              SASCO 2006-S4           Yes             12/28/2006
F94           ACTIVE                                                              LMT 2006-9              Yes             12/28/2006
F92           ACTIVE                                                              SASCO 2006-Z            Yes             12/28/2006
F90           ACTIVE                                                              LXS 2006-20             Yes             12/29/2006
F91           ACTIVE                                                              SARM 2006-12            Yes             12/29/2006



(page)


SCHEDULE B

MATERIAL INSTANCES OF NONCOMPLIANCE

No material instances of noncompliance: Newport Management Corporation has compiled, in all material respects, with the aforementioned criterion as of and for the year ended December 31, 2006.





EX-33 (h)
(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

Certification Regarding Compliance with Applicable Servicing Criteria

1. Option One Mortgage Corporation and its wholly owned subsidiary, Premier Property Tax Services, LLC (the "Company" or "Option One") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of SEC Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans originated and serviced by Option One and sold to Government Sponsored Enterprises such as FNMA ("Fannie Mae") and FHLMC ("Freddie Mac") (the "Platform").

2. Except as set forth in paragraph 3 below, the Company used the criteria set forth in paragraph (d) of Item 1122 of SEC Regulation AB to assess the compliance with the applicable servicing criteria;

3. The criteria listed in the columns titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to the Company based on the activities it performs, with respect to the Platform;

4. The Company has complied, in all material respects, with the applicable servicing criteria for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

5. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria for the Reporting Period.

This certification is dated March 21, 2007.

Option One Mortgage Corporation

By:/s/Rodney A. Smith
Name: Rodney A. Smith
Title: Vice President, Investor Accounting

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
1
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   x^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800


(logo) EQUAL HOUSING LENDER

2
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^4                                                X^5
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^6
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.




4^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

5^ Another party performs all other activities related to this criterion.

6^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
3
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   Investor Remittances and Reporting

                   Reports to investors, including those            X^7
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^8
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^9                                                  X^10
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^11                                                 X^12
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.


7^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

8^  Another party performs all other activities related to this criterion.

9^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

10^ Another party performs all other activities related to this criterion.

11^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

12^ Another party performs all other activities related to this criterion.



6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
4
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   pool assets and related documents are             X^13                                                   X^14
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^15                                                  X^16
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
1122(d)(4)(iv)     with the related pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
1122(d)(4)(viii)   example, phone calls, letters, and

13^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

14^ Another party performs all other activities related to this criterion.

15^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

16^ Another party performs all other activities related to this criterion.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER

5
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.

                   Payments made on behalf of an obligor             X^17                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^18                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

17^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

18^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDING
6
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   Disbursements made on behalf of an                X^19                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.



19^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
7
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com




APPENDIX B


Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17,2006 for coverage in excess of the FNMA requirements.


6501 Irvine Center Drive * Irvine * California * 92618 *(800) 704-0800

(logo) EQUAL HOUSING LENDER
8





EX-33 (i)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (j)
RMG's Certification Regarding Compliance with Applicable Servicing Criteria

1. Risk Management Group, ("RMG") is responsible for assessing compliance with the investor reporting criteria applicable to it under paragraph
        (d)3(i) of Item 1122 of Regulation AB, as of and for the 12-month period ending [December 31, 2006] (the "Reporting Period"). The transactions covered by this report include sub-prime residential mortgage backed securities transactions for which RMG acted as Credit Risk Manager involving first lien and second lien subprime residential mortgage loans; utilizing its Startek platform;

2. RMG has not engaged any vendors (the "Vendors") to perform specific, limited or scripted activities, and RMG elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, RMG used the criteria set forth in paragraph (d)3(i) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. RMG uses criteria set forth in 1122 (d)3(i) to judge its compliance; no other criteria under 1122 Reg AB is applicable to RMG.

5. RMG has complied, in all material respects, with the applicable servicing criteria as of [December 31, 2006] and for the Reporting Period with respect to the Platform taken as a whole;

6. RMG has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of [December 31, 2006] and for the Reporting Period with respect to the Platform taken as a whole;

7. RMG has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of [December 31, 2006] and for the Reporting Period with respect to the Platform taken as a whole; and

8. Rayfield & Licata a registered public accounting firm, has issued an attestation report on RMG's assessment of compliance with the applicable servicing criteria for the Reporting Period.

March, 2007


RISK MANAGEMENT GROUP, LLC
By:    /s/ Charles J. Cacici
Name:  Charles J. Cacici
Title: President/Managing Member

(page)

APPENDIX A



                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                  SERVICING
                                        SERVICING CRITERIA                              SERVICING CRITERIA               CRITERIA
                                                                                                         Performed by
                                                                                                         subservicer(s)
                                                                                           Performed by   or vendors
                                                                                           Vendor(s) for  for which
                                                                                 Performed which RMG is   RMG is NOT
                                                                                 Directly      the           the
                                                                                    by      Responsible  Responsible
Reference                                    Criteria                               RMG       Party         Party^2

                        General Servicing Considerations

                 Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in                                                      X
1122(d)(1)(i)    accordance with the transaction agreements.

                 If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted                                                       X
                 to monitor the third party's performance and compliance
1122(d)(1)(ii)   with such servicing activities.

                 Any requirements in the transaction agreements to maintain
1122(d)(1)(iii)  a back-up servicer for the pool assets are maintained.                                                   X

                 A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount of                                                   X
                 coverage required by and otherwise in accordance with the
1122(d)(1)(iv)   terms of the transaction agreements.

                        Cash Collection and Administration

                 Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days                                                            X
                 following receipt, or such other number of days
1122(d)(2)(i)    specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized                                                       X
1122(d)(2)(ii)   personnel.

                 Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other                                                      X
                 fees charged for such advances, are made, reviewed and
1122(d)(2)(iii)  approved as specified in the transaction agreements.

                 The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g.,                                                     X
                 with respect to commingling of cash) as set forth in
1122(d)(2)(iv)   the transaction agreements.

                 Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect                                                     X
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
1122(d)(2)(v)    Rule 13k-1(b)(1) of the Securities Exchange Act.

                 Unissued checks are safeguarded so as to prevent                                                            X
1122(d)(2)(vi)   unauthorized access.



(page)


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                  SERVICING
                                        SERVICING CRITERIA                              SERVICING CRITERIA               CRITERIA
                                                                                                         Performed by
                                                                                                         subservicer(s)
                                                                                           Performed by   or vendors
                                                                                           Vendor(s) for  for which
                                                                                 Performed which RMG is   RMG is NOT
                                                                                 Directly      the           the
                                                                                    by      Responsible  Responsible
Reference                                    Criteria                               RMG       Party         Party^2

                 Reconciliations are prepared on a monthly basis for all
                 asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts.
                 These reconciliations are (A) mathematically accurate;
                 (B) prepared within 30 calendar days after the bank
                 statement cutoff date, or such other number of days
                 specified in the transaction agreements; (C) reviewed                                                       X
                 and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are resolved
                 within 90 calendar days of their original identification,
                 or such other number of days specified in the transaction
1122(d)(2)(vii)  agreements.

                        Investor Remittances and Reporting

                 Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) provide                X
                 information calculated in accordance with the terms
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
1122(d)(3)(i)    Servicer.

                 Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and                                                       X
1122(d)(3)(ii)   other terms set forth in the transaction agreements.

                 Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or                                                        X
                 such other number of days specified in the transaction
1122(d)(3)(iii)  agreements.

                 Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,                                                      X
1122(d)(3)(iv)   or custodial bank statements.

                        Pool Asset Administration

                 Collateral or security on [pool assets] is maintained
                 as required by the transaction agreements or related                                                        X
1122(d)(4)(i)    mortgage loan documents.

                 [pool asset] and related documents are safeguarded as                                                       X
1122(d)(4)(ii)   required by the transaction agreements

                 Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with                                                     X
                 any conditions or requirements in the transaction
1122(d)(4)(iii)  agreements.

                 Payments on [pool assets], including any payoffs, made
                 in accordance with the related [pool asset] documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such
                 other number of days specified in the transaction                                                           X
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
1122(d)(4)(iv)   related [pool asset] documents.

                 The Servicer's records regarding the [pool assets]
                 agree with the Servicer's records with respect to an                                                        X
1122(d)(4)(v)    obligor's unpaid principal balance.



(page)


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                  SERVICING
                                        SERVICING CRITERIA                              SERVICING CRITERIA               CRITERIA
                                                                                                         Performed by
                                                                                                         subservicer(s)
                                                                                           Performed by   or vendors
                                                                                           Vendor(s) for  for which
                                                                                 Performed which RMG is   RMG is NOT
                                                                                 Directly      the           the
                                                                                    by      Responsible  Responsible
Reference                                    Criteria                               RMG       Party         Party^2

                 Changes with respect to the terms or status of an
                 obligor's [pool assets] (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized                                                    X
                 personnel in accordance with the transaction agreements
1122(d)(4)(vi)   and related pool asset documents.

                 Loss mitigation or recovery actions (e.g., forbearance
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are                                                          X
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
1122(d)(4)(vii)  transaction agreements.

                 Records documenting collection efforts are maintained
                 during the period a [pool asset] is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,                                                       X
                 and describe the entity's activities in monitoring
                 delinquent [pool assets] including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is deemed temporary (e.g., illness
1122(d)(4)(viii) or unemployment.

                 Adjustments to interest rates or rates of return for
                 pool assets with variable rates are computed based                                                       X
1122(d)(4)(ix)   on the related [pool asset] documents.

                 Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's [pool asset] documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in                                                          X
                 accordance with applicable [pool asset] documents and
                 state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related [pool assets], or such other number of
1122(d)(4)(x)    days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided                                                    X
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
1122(d)(4)(xi)   agreements.

                 Any late payment penalties in connection with any payment
                 to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless                                                     X
                 the late payment was due to the obligor's error or
1122(d)(4)(xii)  omission.

                 Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records                                                           X
                 maintained by the Servicer, or such other number of days
1122(d)(4)(xiii) specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction                                                  X
1122(d)(4)(xiv)  agreements.

                 Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                                                  X
1122(d)(4)(xv)   is maintained as set forth in the transaction agreements.






EX-33 (k)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain
                  explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the
                  terms specified in the transaction
                  agreements; (C) are filed with the
                  Commission as required by its rules
                  and regulations; and (D) agree with
                  the investors' or trustee's records 3
                  as to the total unpaid principal
                  balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool assets (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated, conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with applicable
                  pool asset documents and state laws; and
                  (C) such funds are returned to the
                  obligor within 30 calendar days of full
                  repayment of the related pool assets, or
                  such other number of days specified in
                  the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (l)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (m)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (n)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (o)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (p)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (q)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com

Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

     1. ABN Amro Mortgage Group, Inc.
     2. Dovenmuehle Mortgage, Inc.
     3. HomEq Servicing Corporation
     4. Option One Mortgage Corporation
     5. People's Choice Home Loan, Inc.
     6. Sun Trust Mortgage, Inc.
     7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
     8. Wells Fargo Home Mortgage


3





EX-33 (r)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720) 931-4000
Fax:   (720) 931-4444

Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 Servicing Platform

Board of Directors
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria (the "Management Certification"), that Aurora Loan Services LLC (the "Company"), a wholly-owned subsidiary of Lehman Brothers Bank, FSB, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing compliance platform (the "Regulation AB Item 1122 Servicing Platform"), as defined in the Management Certification, as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C),
1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the Regulation AB Item 1122 Servicing Platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 Servicing Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the Securities and Exchange Commission Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

(page)

(logo) ERNST & YOUNG

As described in management's assertion, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi) and 1122(d)(4)(xii), the
Company has engaged various vendors to perform certain activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi) and 1122(d)(4)
(xii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 for the Regulation AB 1122 Servicing Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 13, 2007





EX-34 (b)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Rose Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facismile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm


To the Board of Directors of The First American Corporation;

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 28, 2007





EX-34 (e)
(logo) KPMG

100 North Tampa Street
Suite 1700
Tampa, FL 33602

Report of Independent Registered Public Accounting Firm

The Board of Directors
Fidelity National Information Services, Inc
FIS Tax Services (FIS)


We have examined management's assessment, included in the accompanying Management Compliance Statement that FIS Tax Services (FIS) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform, as of and for the period ending December 31, 2006. FIS has determined the following servicing criteria from 1122(d)(4) were applicable to the activities it performs with respect to the Platform.

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Management is responsible for FIS' compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about FIS' compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about FIS' compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual residential mortgage loans that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether FIS processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by FIS during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by FIS during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on FIS' compliance with the servicing criteria. In our opinion, management's assessment that FIS complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Tampa, Florida
January 22, 2007


KPMG LLP, a U.S. limited habilay partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (g)
(logo) KPMG

KPMG LLP
Suits 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568



Report of Independent Registered Public Accounting Firm


The Board of Directors
Newport Management Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Newport Management Corporation (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for pools of loans, underlying publicly issued residential mortgage-backed securities that were issued on or after January 1, 2006 by Aurora Loan Services, LLC, on which escrow payments were disbursed in 2006 (the Platform), specifically Item 1122(d)(4)(xi), only as it relates to: (1) processing the obligor's hazard insurance information the Company receives; (2) providing Aurora Loan Services, LLC with the applicable hazard insurance effective date, payment amount, and payee (collectively, Insurance Information); (3) providing the Insurance Information to Aurora Loan Services, LLC no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information; and (4) disbursing escrowed insurance payments to insurance carriers on or before the applicable expiration date, as of and for the year ended December 31, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual loans identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss Cooperative.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criterion as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP
Los Angeles, California

February 28, 2007



2





EX-34 (h)
(logo) KPMG

KPMG LLP
Suite 700
600 Anton Boulevard
Costa Mesa, CA 92626-7651

Report of Independent Registered Public Accounting Firm

The Board of Directors
Option One Mortgage Corporation:

We   have  examined the  compliance of Option One Mortgage  Corporation  and its wholly owned subsidiary, Premier Property Tax Services, LLC (collectively, the Company), with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans serviced for transactions issued by any government sponsored enterprises (the Platform), as of and for the 12 month period ended December 31, 2006, to the extent applicable as indicated in Appendix A under the heading "Performed Directly by Option One". Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.


Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States) and, accordingly, included examining, on a test basis, evidence about the Company 's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our
examination   included   testing  of  less  than  all  of  the   individual
asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instance of material noncompliance with the servicing criteria 1122(d)(1)(iv) applicable to the Company during the year ended December 31, 2006. With respect to requirements in the transaction agreements to maintain fidelity bond insurance in an amount that would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

In   our opinion,  except for the instance of material  noncompliance  described
above,  the  Company  complied,   in  all  material   respects,   with  the
aforementioned servicing criteria, as of and for the 12 month period ended December 31, 2006.

/s/KPMG LLP

Costa Mesa, California
March 21, 2007


(page)
APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   X^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3                                                   X^4
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion - FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

4^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^5                                                X^6
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^7
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.

                   Investor Remittances and Reporting

                   Reports to investors, including those            X^8
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^9
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
1122(d)(3)(i)      trustee's records as to the total


5^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

6^ Another party performs all other activities related to this criterion.

7^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.

8^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

9^  Another party performs all other activities related to this criterion.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   unpaid principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^10                                                  X^11
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^12                                                 X^13
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.

                   pool assets and related documents are             X^14                                                   X^15
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^16                                                  X^17
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to



10^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

11^ Another party performs all other activities related to this criterion.

12^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

13^ Another party performs all other activities related to this criterion.

14^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

15^ Another party performs all other activities related to this criterion.

16^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

17^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   principal, interest, or other items (e.g.,
                   escrow) in accordance with the related
1122(d)(4)(iv)     pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
1122(d)(4)(viii)   illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria



                   Payments made on behalf of an obligor             X^18                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^19                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

                   Disbursements made on behalf of an                X^20                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.


18^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

19^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

20^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.





EX-34 (i)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (j)
(logo) Rayfield & Licata
Certified Public Accountants

JOSEPH A. LICATA Sr.*
JOSEPH A. SPERANZA*
ROBERT R. ROSS*
JOSEPH A. LICATA*
CHRISTOPHER D. LICATA*
EDWARD J. LINDER*

* CPA - NJ, NY


Members
Risk Management Group LLC


Independent Registered Accountants' Report



We have examined management's assessment that Risk Management Group LLC (the Company) complied with the servicing criteria set forth in Item 1122(d)(3)(i)
(a),(b),(d) of the Securities and Exchange Commission's Regulation AB for all asset-backed securities transactions conducted by the Company that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 where the related asset-backed securities were outstanding during the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based upon our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the Company's individual asset-backed transactions and securities, testing of less than all of the Company's servicing activities, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assessment that the Company complied with the above mentioned servicing criteria is fairly stated as of and for the year ended December 31, 2006, in all material respects.


/s/ Rayfield & Licata


March 28, 2007
Livingston, NJ


354 Eisenhower Parkway * Livingston, New Jersey 07039 * (973) 740-0200
* Fax (973) 740-1084

New York, New York * (212) 682-2552 / Jersey City, New Jersey * (201) 938-1610

E-mail rlnjo@aol.com * Website www.rayfield-licata.com





EX-34 (k)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(2)(i) through 1122 (d)(2)(vii), 1122 (d)(3)(i)
through 1122 (d)(3)(iv), and 1122 (d)(4)(iv) through 1122 (d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (l)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (m)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (n)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (o)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (p)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (q)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-34 (r)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
AURORA LOAN SERVICES

Depositor:              Structured Asset Securities Corporation
                        Attention: Mortgage Finance SASCO 2006-
                        745 7th Avenue, 7th Floor
                        New York, NY 10019

Master Servicer:        Wells Fargo Bank, N.A.
                        Kimberly J. Wiggins
                        9062 Old Annapolis Road
                        Columbia, MD 21045

Trustee:                US Bank, N.A.
                        Attention: Structured Finance SASCO 2006
                        60 Livingston Avenue
                        St. Paul, MN 55107

Subject:                Annual Officer's Certification
Fiscal Year:            2006
Investor Code:          F82
Investor Name:          SASCO 2006-BC5


I, Terry Gentry, the undersigned, a duly authorized officer of Aurora Loan Services LLC (the "Servicer"), do certify the following for the Calendar Year 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Agreement for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material aspects throughout 2006 (or applicable portion thereof), or, if there has been a failure to fulfill any such obligation in any material respect, I have specifically identified to the Master Servicer, the Depositor, and the Trustee each such failure known to me and the nature and status thereof, including the steps being taken by the Servicer to remedy such default.

Certified by: AURORA LOAN SERVICES LLC

By:  /s/Terry L. Gentry
Name:   Terry L. Gentry
Title:  Managing Director





EX-35 (b)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (h)
(logo) OPTION ONE
       MORTGAGE
       One gets it done.

(logo) H&R BLOCK
       mortgage


March 15, 2007

Lehman Brothers Holdings Inc.
745 7th Avenue, 7th Floor
New York, NY 10019

Wells Fargo Bank Minnesota, NA
9062 Old Annapolis Road
Columbia, MD 21045-1951

U.S. Bank National Association
One Federal Street, Third Floor
Boston, MA 02110
Attn: Diana Kenneally

Structured Asset Securities Corporation
745 Seventh Avenue, 7th Floor
New York, NY 10019
Inv#557

Re: Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2006-BC5

Pursuant to Section 5.03 of the Subservicing Agreement dated as of November 1, 2006 among Lehman Brothers Holdings Inc., as Seller, Option One Mortgage Corporation, as Servicer, and Wells Fargo Bank, N.A. as Master Servicer (the "Servicing Agreement"), enclosed is the required officer's certificate of compliance.

If you have any questions, please contact Elizabeth Nguyen at (949) 727-8226 or email: Elizabeth.Nguyen@oomc.com


Option One Mortgage Corporation
6501 Irvine Center Drive
Irvine, CA 92618


www.optiononemortgage.com

6501 Irvine Center Drive * Irvine * California 9261 8 * 949-784-6100 *
Fax: 949 784 6112

(logo) EQUAL HOUSING
       LENDER


(page)


(logo) OPTION ONE
       MORTGAGE
       One gets it done.

www.optiononemortgage.com


Annual Compliance Certificate


I, Teji Singh, the undersigned, the duly authorized Chief Servicing Officer of Option One Mortgage Corporation (as "Servicer"), does hereby certify the following for the calendar year ending on December 31, 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Servicing Agreement (as defined in the cover letter) for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year (or applicable portion thereof), except as disclosed on Appendix A, attached.


Certified By:



/s/ Teji Singh
Name: Teji Singh
Title: Chief Servicing Officer - SVP
Date: March 15, 2007


6501 Irvine Center Drive * Irvine * California  92618 * (800) 704-0800 *

(logo) EQUAL HOUSING
       LENDER


(page)


(logo) OPTION ONE
       MORTGAGE
       One gets it done.

www.optiononemortgage.com


APPENDIX A


Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17, 2006 for coverage in excess of the FNMA requirements.


6501 Irvine Center Drive  Irvine  California  92618 * (800) 704-0800

(logo) EQUAL HOUSING
       LENDER





EX-35 (l)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





EX-35 (m)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Lehman Brothers Holdings


RE: Annual Statement As To Compliance for Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC5

Per Section 9.26 of the Trust Agreement, dated as of 11/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary